Form 10-K
period 1993-12-31
SUN ENERGY PARTNERS LP
filed 1994-03-15
CIK 778201

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                             OR
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 1-9033

                            ------------------------

                           SUN ENERGY PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                  75-2070723
     (State or other jurisdiction of        (I.R.S. employer identification number)
     incorporation or organization)
             13155 NOEL ROAD
              DALLAS, TEXAS                               75240-5067
(Address of principal executive offices)                  (Zip code)

              Registrant's telephone number, including area code:
                                 (214) 715-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                    Name of Each Exchange
                Title of Each Class                                  on Which Registered
- ---------------------------------------------------  ---------------------------------------------------
                 Depositary Units                               New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of the Depositary Units held by nonaffiliates of the Registrant as of February 28, 1994, was approximately $47 million.

    The number of Depositary Units outstanding as of February 28, 1994, was 7,543,100.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    CERTAIN ABBREVIATIONS AND OTHER MATTERS

    As used herein, the following terms have specific meanings: "m" means thousand, "mm" means million, "bbl" means barrel, "mb" means thousands of barrels, "mmb" means millions of barrels, "mcf" means thousand cubic feet, "mmcf" means million cubic feet, "bcf" means billion cubic feet, "eb" means equivalent barrel, "mmeb" means millions of equivalent barrels, "b/d" means barrels per day, "mmcf/d" means million cubic feet per day, "mmbtu" means million British thermal units, "ED&A" means exploration, development and acquisition and "FD&A" means finding, development and acquisition.

    Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 mcf of natural gas to 1.0 bbl of crude oil, condensate or natural gas liquids.

    With respect to information on the working interest in wells, drilling locations and acreage, "net" oil and gas wells, drilling locations and acres are determined by multiplying "gross" oil and gas wells, drilling locations and acres by Sun Energy Partners, L.P.'s working interest in such wells, drilling locations or acres.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES
GENERAL

    Sun Energy Partners, L.P. (Sun Energy Partners) engages exclusively in the exploration and development of oil and gas in the United States. Sun Energy Partners is controlled by Oryx Energy Company and certain of its affiliates (together the Company), which is the managing general partner. As of December 31, 1993, the Company owned 98 percent of Sun Energy Partners. The remaining two percent interest is comprised of limited partnership interests held by public unitholders in the form of depositary units (Units). Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units which would reduce the Company's holdings below eighty-five percent of the outstanding units. Sun Energy Partners sold 8.7 million limited partnership units during 1993 and 11.5 million limited partnership units during 1991 to the Company. It does not expect to sell any additional units in 1994.

    Sun Energy Partners' business is conducted through Sun Operating Limited Partnership, a Delaware limited partnership, and several other operating partnerships (collectively, the Operating Partnerships). In all of the partnerships which comprise the Operating Partnerships, Sun Energy Partners holds a 99 percent interest as the sole limited partner, while the Company holds a one percent interest as the managing general partner.

    Sun Energy Partners and the Operating Partnerships (collectively, the Partnership), are managed by the Company. The holders of limited partnership units have no power to direct or participate in the control of the Partnership. The Company makes all decisions regarding exploration, development, production and marketing for properties belonging to the Partnership, all decisions regarding the sale of less than substantially all of such properties or the acquisition of properties by the Partnership and all other decisions regarding the Partnership's business or operations.

    The Partnership has no officers or employees. Officers and employees of the Company perform all management functions required for Sun Energy Partners. As of December 31, 1993, the number of full-time employees of the Company was approximately 1,500.

    The Partnership's strategy is to continue to target as future growth opportunities those areas where its advanced technological capabilities will have the greatest impact. The Partnership is focusing its efforts on high potential Gulf of Mexico prospects, including the continental shelf, subsalt and flex trend.

RESERVES

    As of December 31, 1993, the Partnership's proved reserves were an estimated 257 mmb of liquids and an estimated 1,417 bcf of natural gas which represents an aggregate of 493 mmeb of reserves. More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (Standardized Measure), are presented in the "Consolidated Financial Statements -- Supplementary Financial and Operating Information" included in
Item 8 herein. The Partnership files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. The basis of reporting reserves to these authorities and agencies in some cases may not be comparable. However, the difference in estimates does not exceed five percent.

    The Partnership's production is exclusively in the United States and in 1993, the Partnership produced 54.5 mmeb. The Partnership seeks production replacement through a balanced approach that combines exploration, development and acquisition. In 1993, the Partnership replaced 85 percent of its production at a finding, development and acquisition cost of $4.75 per eb.

OFFSHORE

    EXPLORATION

    As of December 31, 1993, the Partnership held 384 thousand net undeveloped acres offshore, as compared to 295 thousand as of December 31, 1992. The Partnership owns interests in 173 Gulf of Mexico blocks of which 124 are undeveloped. In 1993, the Partnership spent $6.5 million to acquire interests in 20 blocks.

    As of December 31, 1993, the Partnership was in the process of drilling 2 gross and 2 net exploratory wells. The Partnership drilled 4 net exploratory wells offshore in 1993 and 4 in 1992.

    The Partnership's offshore exploration program, concentrated in the Gulf of Mexico, has three major objectives. The first objective is the gas-prone prospects in the shallower water depths (less than 600 feet). The second objective is in the subsalt which covers part of the continental shelf and the deeper part of the Gulf of Mexico in water depths ranging from 300 to 2,000 feet. The third objective is in the deeper waters of the flex trend area (600 to 2,000 feet). Advanced hydrocarbon indicator and three-dimensional seismic technologies are being used to explore undeveloped acreage as well as blocks held by production.

    The Partnership owns a 99 percent interest in the four block High Island 384 unit. The High Island 384 unit is composed of blocks 378, 379, 384 and 385 and is located approximately 112 miles off the Texas coast in water with an average depth of approximately 360 feet. In 1993, the Partnership announced an oil discovery in High Island 379. The HI-A-379 #1 discovery well encountered 179 feet of oil pay from three Pleistocene sands between 4,600 and 5,130 feet. In the early part of 1994, the Partnership announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay in two Basal Nebraskan sands between 14,300 and 14,410 feet. The combined production from the two discoveries is expected to peak at approximately 20 meb per day. This new development is expected to begin production in 1995.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate offshore was 8.5, 7.1 and 5.3 mb in 1993, 1992 and 1991. Average daily production of natural gas offshore was 191, 179 and 183 mmcf in 1993, 1992 and 1991. The increase in 1993 natural gas production was due primarily to the Mississippi Canyon unit.

    The Partnership began production from its Mississippi Canyon 400 unit in July 1993. The unit lies in water depths ranging from 600 to 2,100 feet off of the Louisiana coast. The Partnership used subsea completions to tie three wells into an existing platform. Production from this unit reached 60 mmcf of gas per day. The Partnership has a 99 percent working interest in this project.

    Delineation of Garden Banks 260 located in the deep flex trend area of the Gulf of Mexico is continuing. First production is anticipated in 1998 at a gross rate of about 60,000 eb/d. The Partnership owns a 50 percent interest in a three block area.

    Viosca Knoll 826, lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. First production is anticipated in 1996 or 1997 with a gross peak rate of 20,000 to 30,000 eb/d. The Partnership operates the 4 block Viosca Knoll unit and owns a 50 percent interest.

    As of December 31, 1993, the Partnership was in the process of drilling 7 gross and 2 net development wells. The Partnership drilled 8 net development wells offshore in 1993 and 2 in 1992. Of the 8 net development wells drilled in 1993, 5 were successful.

ONSHORE

    The onshore area continues to be the major contributor of production volumes and cash flow. While the Partnership continues to pursue workovers and development opportunities to enhance its production and cash flows, ED&A spending for onshore in total has declined substantially since 1991 as a result of the redeployment of the Partnership's resources.

    EXPLORATION

    The decrease of 383 thousand net undeveloped acres from 812 thousand at December 31, 1992 to 429 thousand at December 31, 1993 is due to the relinquishment of non-producing properties as part of the Partnership's strategic plan to reduce onshore exploration.

    The Partnership drilled 3 fewer net exploratory wells onshore in 1993 than 1992 and 17 fewer in 1992 than in 1991.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate onshore was 46.8, 55.7 and 69.7 mb in 1993, 1992 and 1991. The decrease in 1993 crude oil and condensate production compared to 1992 and in 1992 compared to 1991 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 326, 399 and 461 mmcf in 1993, 1992 and 1991. The decrease in 1993 natural gas production compared to 1992 and in 1992 compared to 1991 was due primarily to divestments.

    As of December 31, 1993, the Partnership was in the process of drilling or participating in the drilling of 14 gross and 8 net development wells onshore. Of the 45 net development wells drilled onshore, 44 were successful during 1993. Net development wells drilled onshore during 1993 decreased by 12 from 57 in 1992 and decreased in 1992 by 42 from 99 in 1991 primarily due to the de-emphasis of onshore activities.

    As part of an asset sale program, the Partnership sold substantially all its gas processing plant business in 1992. The Partnership's remaining gas plant business at December 31, 1993 consisted of 11 operated gas processing plants and interests in 4 others.

TABULAR INFORMATION

    The following table sets forth the Partnership's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1993 and 1992:

                                                                               GROSS                  NET
                                                                        --------------------  --------------------
                                                                          1993       1992       1993       1992
                                                                        ---------  ---------  ---------  ---------
UNDEVELOPED ACREAGE
  Onshore.............................................................        997      1,752        429        812
  Offshore............................................................        674        605        384        295
                                                                        ---------  ---------        ---  ---------
                                                                            1,671      2,357        813      1,107
                                                                        ---------  ---------        ---  ---------
                                                                        ---------  ---------        ---  ---------

                                                                               GROSS                  NET
                                                                        --------------------  --------------------
                                                                          1993       1992       1993       1992
                                                                        ---------  ---------  ---------  ---------
DEVELOPED ACREAGE
  Onshore.............................................................      1,599      2,416        861      1,227
  Offshore............................................................        253        268        103        115
                                                                        ---------  ---------        ---  ---------
                                                                            1,852      2,684        964      1,342
                                                                        ---------  ---------        ---  ---------
                                                                        ---------  ---------        ---  ---------

    The following table sets forth the Partnership's net exploratory and development oil and gas wells drilled in 1993, 1992 and 1991:

                                                                  Exploratory       Development
                                                                     Wells             Wells
                                                                ----------------  ----------------
                                                                1993  1992  1991  1993  1992  1991
                                                                ----  ----  ----  ----  ----  ----
Oil
  Onshore.....................................................    -     1     4    29    43    78
  Offshore....................................................    1     1     2     2     -     -
                                                                ----  ----  ----  ----  ----  ----
                                                                  1     2     6    31    43    78
                                                                ----  ----  ----  ----  ----  ----
                                                                ----  ----  ----  ----  ----  ----
Gas
  Onshore.....................................................    -     1     1    15    11    19
  Offshore....................................................    1     3     1     3     2     7
                                                                ----  ----  ----  ----  ----  ----
                                                                  1     4     2    18    13    26
                                                                ----  ----  ----  ----  ----  ----
                                                                ----  ----  ----  ----  ----  ----
Dry
  Onshore.....................................................    2     3    17     1     3     2
  Offshore....................................................    2     -     2     3     -     -
                                                                ----  ----  ----  ----  ----  ----
                                                                  4     3    19     4     3     2
                                                                ----  ----  ----  ----  ----  ----
                                                                ----  ----  ----  ----  ----  ----

    The following table sets forth the Partnership's gross and net producing oil and gas wells at December 31, 1993:

                                                                               Gross*                 Net
                                                                        --------------------  --------------------
                                                                           Oil        Gas        Oil        Gas
                                                                        ---------  ---------  ---------  ---------
Onshore...............................................................      4,586        988      2,181        571
Offshore..............................................................         60        159         22         65
                                                                        ---------  ---------  ---------        ---
                                                                            4,646      1,147      2,203        636
                                                                        ---------  ---------  ---------        ---
                                                                        ---------  ---------  ---------        ---

- ------------------------
*Gross producing wells include 180 multiple completion wells (more than one formation producing into the same well bore).

    The  following  table  sets  forth  the  Partnership's  average  daily   net
production for 1993, 1992 and 1991:

                                                                                    1993       1992       1991
                                                                                  ---------  ---------  ---------
Crude & Condensate:
  (Thousands of barrels daily)
    Onshore.....................................................................       46.8       55.7       69.7
    Offshore....................................................................        8.5        7.1        5.3
                                                                                        ---        ---  ---------
                                                                                       55.3       62.8       75.0
Processed Natural Gas:*
  (Thousands of barrels daily)..................................................        7.3       19.5       27.4
                                                                                        ---        ---  ---------
                                                                                       62.6       82.3      102.4
                                                                                        ---        ---  ---------
                                                                                        ---        ---  ---------
Natural Gas:**
  (Millions of cubic feet daily)
    Onshore.....................................................................        326        399        461
    Offshore....................................................................        191        179        183
                                                                                        ---        ---  ---------
                                                                                        517        578        644
                                                                                        ---        ---  ---------
                                                                                        ---        ---  ---------

- ------------------------
 *Following the Company's October 1991 announcement of its intention to divest certain non-strategic assets, the Partnership sold substantially all of its gas plant business. (See Note 3 to the Consolidated Financial Statements included in Item 8 herein.)
**Natural gas production includes unprocessed natural gas liquids.

    The following table sets forth the Partnership's average revenues and production costs per unit of oil and gas production for 1993, 1992 and 1991:

                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
Revenues:
  Crude oil & condensate (per bbl).......................................  $   15.96  $   18.51  $   20.88
  Crude oil, condensate & natural gas liquids (per bbl)..................  $   14.08  $   18.21  $   20.45
  Natural gas (per mcf)..................................................  $    1.96  $    1.72  $    1.55
  Average production cost per unit of oil and gas production (per eb)*...  $    4.56  $    4.12  $    3.85

- ------------------------
*Average production cost consists of operating costs and production taxes.

ASSET DISPOSALS

    Assets are managed on a portfolio basis. The Partnership will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

    During 1993, the Partnership obtained 49, 39, and 12 percent of its crude production from primary, secondary and tertiary recovery methods. This compares to 50, 38 and 12 percent of its crude oil production in 1992. At December 31, 1993, the Partnership operated or participated in 18 major tertiary oil recovery programs that produced approximately 6 thousand net barrels of crude and condensate daily in 1993.

    The terms "secondary recovery" and "tertiary recovery" relate to those methods used to increase the quantity of crude oil and condensate and natural gas that can be recovered in excess of the quantity recoverable using the primary energy found in a reservoir. Secondary recovery methods include pressure maintenance by waterflooding or natural gas injection. Tertiary recovery methods include injection of carbon dioxide, nitrogen, chemicals, steam or a combination of these with natural gas or water. Tertiary and, to a lesser extent, secondary recovery operations generally have higher operating costs compared to those incurred in primary production efforts.

MARKETING OF OIL AND GAS

    DISTRIBUTION

    Crude oil, condensate and natural gas are distributed to end users through pipelines, barges and/or trucks. In addition to end users, purchasers include intermediaries such as gatherers, transporters and traders. Sufficient distribution systems exist and are readily available in the areas of the Partnership's production to enable the Partnership to effectively market its oil and gas. In some instances, the Partnership owns an interest in these systems.

    CRUDE OIL AND CONDENSATE

    During 1993, sales to Phibro Energy Company and Meridian Oil Trading totaled approximately 21 and 16 percent of the Partnership's sales of crude oil and condensate. No other customer purchased more than 8 percent of the Partnership's sales of crude oil and condensate.

    Since most of the Partnership's crude oil and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Partnership believes that the loss of any major purchaser would not have a material adverse effect on the Partnership's business. In 1993, the ten largest customers, including Phibro and Meridian Oil Trading, accounted for approximately 68 percent of such sales.

    Currently, approximately 55 percent of sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Partnership or the purchaser, with substantially all of the remainder of the production being sold pursuant to contracts of varying terms of up to one year in length.

    NATURAL GAS

    The Partnership's natural gas marketing strategies are designed to be effective in the current competitive environment. Sales of natural gas into short-term markets averaged 57 percent of total sales. However, by year-end nearly 50 percent of total sales were contracted to end-users of natural gas on a long-term basis. The Partnership's strategy is to sell to end-users that possess firm transportation rights from the producing basin to the city gate on major interstate pipelines. Contract length of these term sales ranges from one to ten years.

    During 1993, no individual customer accounted for more than five percent of the Partnership's natural gas sales. The ten largest customers accounted for approximately 30 percent of total gas sales during 1993.

    HEDGING

    Because  of  the  volatility  of   oil  and  gas  prices,  the   Partnership
periodically enters into crude oil and natural gas hedging activities (See Note 1 to the Consolidated Financial Statements included in Item 8 herein).

REGULATION

    GENERAL

    The oil and gas industry is subject to regulation by the public policies of national, state and local governments relating to such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and abandonment of a field (including restrictions on production and abandonment of production facilities). The industry is also subject to the payment of royalties and taxes, which tend to be high compared to those levied on other commercial activities. The Partnership cannot predict the impact of future regulatory and taxation initiatives.

    NATURAL GAS

    The domestic gas industry remains under federal regulation pursuant to the Natural Gas Act and the Natural Gas Policy Act. However, as a result of the Natural Gas Decontrol Act, wellhead regulation of gas prices ended January 1, 1993.

    ENVIRONMENTAL MATTERS

    The Partnership is subject to, and makes every effort to comply with, various environmental quality control regulations of national and local governments. Although environmental requirements can have a substantial impact upon the energy industry, generally these requirements do not appear to affect the Partnership any differently or to any greater or lesser extent than other exploration and production companies.

    The Partnership has been named as a potentially responsible party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency (EPA). At the fourth and largest site, the Operating
Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRP's previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has recently successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells, and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance.

    Based on the facts outlined above and the Partnership's ongoing analyses of the actions where it has been identified as a PRP, the Partnership believes that it has accrued sufficient reserves to absorb the ultimate cost of such actions and that such costs will not have a material impact on the Partnership's financial condition or results of operations. While liability at superfund sites is typically joint and several, the Partnership has no reason to believe that defaults by other PRP's will result in liability of the Partnership materially larger than expected.

COMPETITION

    The oil and gas industry is highly competitive. Integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Although several of these competitors have financial resources substantially greater than those of the Partnership, management believes that the Partnership is in a position to compete effectively.

    The availability of a ready market for the Partnership's oil and gas production depends on numerous factors beyond its control, including the level of prices and consumer demand, the extent of worldwide oil and gas production, the cost and availability of alternative fuels, the cost and proximity of pipelines and other transportation facilities, regulation by national and local authorities and the cost of compliance with applicable environmental regulations.

TECHNOLOGY

    The Partnership's exploration, development and production activities depend upon the use of applied technology. In support of this, the Partnership, through the Company, has 67 engineers, geoscientists, technicians and support personnel applying the technology used in the exploration for, and development and production of, energy resources. The Partnership's expenditures on technology activities, including its share of the Company's employee-related costs, were $15 million, $15 million and $13 million for the years 1993, 1992 and 1991, respectively.

CONFLICTS OF INTEREST

    Certain conflicts of interest may arise as a result of the relationships between the Company and the Partnership. The directors and officers of the Company have fiduciary duties to manage the Company in the best interest of its stockholders. The Company, as managing general partner of the Partnership, has a fiduciary duty to manage the Partnership in a manner that is fair to the public unitholders. The duty of the directors of the Company to its stockholders may therefore come into conflict with the duties of the Company to the public unitholders.

    The Audit Committee of the Board of Directors of the Company (Audit Committee), none of whose members is affiliated with the Company except as company directors or stockholders or as holders of units, reviews policies and procedures developed by the Company for dealing with various matters as to which a conflict of interest may arise. The Audit Committee also monitors the application of such policies and procedures.

OTHER

    The Partnership's financial condition and business operations are affected from time to time by political developments and laws and regulations which relate to such matters as production, taxes, property, imports, pricing and environmental controls. The Company makes no representations as to future events and developments which could affect the Partnership's operations and financial condition. Oil and gas prices are subject to international supply and demand. Political developments (especially in the Middle East) and the decisions of OPEC can particularly affect world oil supply and oil prices. Furthermore, the Partnership's business and financial condition could be affected by, among other things, competition, future price changes or controls, material and labor costs, legislation, transportation regulations, tariffs, embargoes and armed conflicts.

ITEM 3.  LEGAL PROCEEDINGS

    The Partnership is involved in a number of legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Partnership. Management of the Company believes that any liabilities which may arise would not be material in relation to the financial position of the Partnership at December 31, 1993. The Company intends to maintain liability and other insurance for the Partnership of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
       UNITS AND RELATED SECURITY HOLDER MATTERS

    The depositary units of Sun Energy Partners, L.P. are traded on the New York Stock Exchange, Inc. The following table sets forth the high and low sales prices per unit, as reported on the New York Stock Exchange Composite Transactions quotations, for the periods indicated:

                                                                                  1993                  1992
                                                                           ------------------    ------------------
                                                                            High        Low       High        Low
                                                                           -------    -------    -------    -------
First Quarter...........................................................   $ 8 7/8    $ 7 5/8    $ 9 1/8    $ 7 1/4
Second Quarter..........................................................   $ 8 3/4    $ 6 7/8    $ 9        $ 7 5/8
Third Quarter...........................................................   $ 8 1/4    $ 7 1/8    $ 9 3/8    $ 8 1/4
Fourth Quarter..........................................................   $ 9 1/8    $ 6        $ 9 1/4    $ 7 1/2

    The Partnership had approximately 3,074 holders of record of depositary units as of February 28, 1994.

    During 1993 and 1992, the quarterly cash distributions per unit paid to unitholders were as follows:

                                                                                           1993       1992
                                                                                         ---------  ---------
First Quarter..........................................................................  $     .25  $     .28
Second Quarter.........................................................................  $     .16  $     .19
Third Quarter..........................................................................  $     .23  $     .18
Fourth Quarter.........................................................................  $     .18  $     .22

    The first quarterly cash distribution for 1994 in the amount of $.08 per unit was paid in March 1994. Future quarterly cash distributions to unitholders are expected to be paid on or about the 10th day of March, June, September and December in each year. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Distribution Policy.")

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               Year Ended December 31
                                                                -----------------------------------------------------
                                                                  1993       1992       1991       1990       1989
                                                                ---------  ---------  ---------  ---------  ---------
                                                                   (Millions of Dollars, Except Per Unit Amounts)
For the Period
  Revenues....................................................  $     676  $     937  $   1,079  $   1,455  $   1,192
  Income before cumulative effect of accounting change (1)....  $      44  $     120  $     114  $     300  $      84
  Net income (loss) (1).......................................  $      44  $     120  $     114  $     300  $    (115)
  Net income (loss) per unit (1)..............................  $     .11  $     .29  $     .28  $     .77  $    (.31)
  Cash distributions paid to unitholders (2)..................  $     340  $     360  $     535  $     531  $     426
  Cash distributions per unit (2).............................  $     .82  $     .87  $    1.33  $    1.36  $    1.16
  Weighted average units outstanding (in millions)............      414.7      412.5      404.4      390.8      367.0
  Capital expenditures (3)....................................  $     199  $     100  $     306  $     358  $     424
At End of Period
  Total assets................................................  $   1,822  $   2,038  $   2,592  $   3,636  $   3,693
  Long-term debt (4)..........................................  $      86  $     100  $     319  $     887  $     984
  Partners' capital...........................................  $   1,525  $   1,751  $   1,991  $   2,311  $   2,278

- ------------------------
(1) The net income for 1993 includes a $7 million loss from the sale of assets. The net incomes for 1992, 1991 and 1990 include gains from sales of assets of $115 million, $75 million and $92 million. The net loss for 1989 includes a $9 million loss from the sale of assets and a $199 million ($.55 per unit) cumulative charge from the change in accounting for capitalized interest.
(2) In the fourth quarter of 1993, the Company announced that it would no longer purchase newly issued partnership units to fund the Partnership's capital outlays. The Partnership will fund its capital outlays from internally generated funds and make distributions to partners from the cash flow remaining after such outlays (see Note 11 to the Consolidated Financial Statements).
(3)   Includes capitalized interest of $13 million in 1989.
(4) Includes $82 million, $91 million, $312 million, $932 million and $981 million of long-term debt due to the Company. The Partnership prepaid $213 million and $575 million of such debt in 1992 and 1991.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of the Partnership's financial position and results of operations follows. This discussion should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

BUSINESS CLIMATE

    The Partnership's production is approximately 60 percent gas and 40 percent oil on an equivalent basis. The fundamentals in the U.S. gas market are better today than they have been since the mid 1980's. Excess deliverability is no longer a problem due to solid growth in demand and reduced supply, although oil prices have constrained the upward movement of gas prices. The Partnership's realized gas price in 1993 was $1.96 per mcf or 14 percent higher than the $1.72 per mcf realized in 1992.

    The fundamentals in worldwide oil markets continue to reflect an excess of supply over demand. OPEC members have not restrained their production in a weak global economy and prices have fallen to five-year lows. The Partnership's realized oil price in 1993 fell by $2.55 per barrel to $15.96 per barrel, or 14 percent less than the 1992 price. The crude price in the fourth quarter of 1993 was $5.59 per barrel lower than the fourth quarter of 1992. Prices in early 1994 have not shown any significant improvement from levels realized in late 1993.

RESULTS OF OPERATIONS

    The Partnership's net income in 1993 was $44 million, or $.11 per unit, as compared to net income of $120 million, or $.29 per unit, in 1992 and net income of $114 million, or $.28 per unit in 1991.

    Lower net income in 1993 as compared to 1992 was caused by lower production volumes and a lower average oil price partially offset by a higher average price for gas and lower costs and expenses. Additionally, results for 1992 include $115 million in gains from the sale of assets while results for 1993 include $7 million in losses from asset disposals. Oil volumes were 13 percent lower and gas volumes were 11 percent lower in 1993 resulting from divestments of producing properties in 1992. The Partnership's hedging activities decreased the overall price it received by $.09 per mcf of gas in 1993 and by $.06 per barrel of oil and $.02 per mcf in 1992. Total costs and expenses decreased $185 million or 23 percent to $632 million in 1993 from $817 million in 1992. The Partnership is continuing to review its cost structure in an effort to further reduce costs at all levels.

    The improvement in net income for 1992 as compared to 1991 is reflective of a $148 million decrease in costs and expenses, substantially offset by a $142 million decrease in total revenues. The decrease in costs and expenses was driven by the cost cutting provisions of the restructuring which began in 1991, but were partially offset by a $62 million provision recognized in 1992 for the early relinquishment of non-producing properties. The decrease in total revenues was comprised of a $146 million, or 16 percent, decrease in oil and gas revenues, partially offset by a $4 million increase in other revenues. The decrease in oil and gas revenues is reflective of a 13 percent decline in volumes, due to asset sales and normal declines, and continued price volatility. The increase in other revenues is essentially comprised of a $40 million increase in gains on sales of assets, partially offset by a $27 million decrease in gas plant margins caused by the sale of substantially all of the Partnership's gas processing plants.

    Average net production of oil in 1993 was 55 thousand barrels daily, or 13 percent lower than the average net production in 1992 of 63 thousand barrels daily. The average price received for the Partnership's oil production in 1993 was $15.96 per barrel, representing a 14 percent decrease from the 1992 average price of $18.51.

    Average net production of oil in 1992 was 63 thousand barrels daily, or 16 percent lower than average net production in 1991 of 75 thousand barrels daily. The average price received for the Partnership's oil production in 1992 was $18.51 per barrel, representing a 11 percent decrease from the 1991 average price of $20.88.

    Average net production of gas in 1993 was 517 million cubic feet daily, or 11 percent lower than average net production for 1992 of 578 million cubic feet daily. The Partnership received an average price of $1.96 per thousand cubic feet for its gas production in 1993 compared to an average price of $1.72 per thousand cubic feet in 1992, representing a 14 percent increase.

    Average net production of gas in 1992 was 578 million cubic feet daily, or 10 percent lower than average net production of 644 for 1991. The average price received for the Partnership's gas production in 1992 was $1.72 per thousand cubic feet compared to $1.55 per thousand cubic feet in 1991, representing an 11 percent increase.

LIQUIDITY AND CAPITAL RESOURCES

    In 1991, cash flow from operating activities decreased $102 million compared to 1990 primarily due to lower oil prices offset by favorable increases in working capital components. Investing activities provided $371 million more cash and cash equivalents in 1991 largely due to a $325 million increase in divestment proceeds and a $52 million reduction in capital expenditures. In 1991, financing activities used $725 million more cash and cash equivalents due to an increase in debt repayments of $547 million and a reduction in the sale of limited partnership units of $163 million.

    In 1992, cash flow from operating activities decreased $208 million compared to 1991 primarily due to lower sales volumes and oil prices, and reductions in current liabilities, offset in part by an increase in gas prices and reductions in costs and expenses. Cash flow provided from investing activities declined by $28 million, reflecting a $258 million decrease in proceeds from divestments, partially offset by a $206 million decrease in capital expenditures. Cash flow used for financing activities decreased by $445 million in 1992, principally reflective of declines of $361 million and $175 million in cash used for repayments of long-term debt and cash distributions paid to unitholders, offset in part by a $101 million decrease in cash flow provided from the sale of limited partnership units.

    In 1993, cash flow from operating activities increased $68 million from 1992 primarily due to favorable increases in cash from working capital components, a higher average price for gas and lower costs and expenses partially offset by lower production volumes and a lower average price for oil. Cash flow from investing activities used $148 million in 1993 compared to providing $252 million in 1992. Proceeds from divestments were $298 million lower in 1993 while capital expenditures increased by $99 million. Cash flow used for financing activities decreased by $305 million in 1993 primarily because of the repayment of $239 million in long-term debt in 1992 compared to repayment of $19 million in 1993.

    In the fourth quarter of 1993, the Company's Board of Directors elected to change its investment policy concerning ownership of the Partnership. Effective in 1994, the policy of distributing all cash to unitholders and then selling newly issued Partnership units to the Company to fund capital outlays was changed. The Partnership now funds its capital outlays from internally generated funds and makes distributions of only that cash remaining after such outlays.

    The Partnership's spending levels will be governed by its cash flow from operating activities which will continue to be affected by prevailing oil and gas prices, cost levels and production volumes. A shortfall in expected cash flow from operating activities may require adjustment of the business plans. Options include deferral of discretionary capital expenditures and the sale of Partnership units. The Partnership's long-term cash generation capability is ultimately tied to the value of its proved reserve base.

RESERVE REPLACEMENT

    The ability to sustain cash flow is dependent, among other things, on the level of the Partnership's oil and gas reserves, oil and gas prices and cost containment. Replacement of proved reserves through extensions and discoveries, improved recovery, purchases and revisions to prior reserve estimates in 1993 was 74 percent of liquids production and 93 percent of gas production. Reserve replacement rates of liquids and gas were 17 and 68 percent in 1992 and 79 and 81 percent in 1991.

ENVIRONMENTAL

    The Partnership's oil and gas operations are subject to stringent environmental regulations. The Company is dedicated to the preservation of the environment and has committed significant resources to comply with such regulations. Although the Partnership has been named as a potentially responsible party at sites related to past operations, the Company believes the Partnership is in general compliance with applicable governmental regulations and that the potential costs to it, in the aggregate, are not material to its financial condition. However, risks of substantial costs and liabilities are inherent in the oil and gas business. Should other developments occur, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages resulting from the Partnership's operations, they could result in additional costs and liabilities in the future. See Note 12 to the Consolidated Financial Statements.

CASH DISTRIBUTION POLICY

    In the fourth quarter of 1993, the Company's Board of Directors elected to change the Company's investment policy concerning purchase of additional Partnership units. Effective in 1994, the Company will no longer routinely purchase newly issued Partnership units to fund capital outlays. As a result, the Partnership now funds its capital outlays from internally generated funds and make distributions of only that cash remaining after such outlays. The newly adopted policy will reduce the cash paid to unitholders, but will also end the ownership dilution caused by the issuance of additional units.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL AND OPERATING
                 INFORMATION AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          13
Financial Statements:
  Consolidated Statements of Income for the Years Ended
   December 31, 1993, 1992 and 1991........................................................................          14
  Consolidated Balance Sheets at December 31, 1993 and 1992................................................          15
  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1993, 1992 and 1991........................................................................          16
  Notes to Consolidated Financial Statements...............................................................          17
Supplementary Financial and Operating Information -- (Unaudited):
  Oil and Gas Data.........................................................................................          24
  Quarterly Financial Information..........................................................................          27
  Quarterly Operating Information..........................................................................          27
Financial Statement Schedules:
  Report of Independent Accountants........................................................................          28
Schedule II          --  Amounts Receivable from Related Parties and Underwriters, Promoters
                          and Employees Other Than Related Parties..........................          29
Schedule V           --  Properties, Plants and Equipment...................................          30
Schedule VI          --  Accumulated Depreciation, Depletion and Amortization of Properties,
                          Plants and Equipment..............................................          31
Schedule X           --  Supplementary Income Statement Information.........................          32

                           SUN ENERGY PARTNERS, L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

    We have audited the consolidated balance sheets of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of Oryx Energy Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

                                                    COOPERS & LYBRAND

Dallas, Texas
February 19, 1994

                            SUN ENERGY PARTNERS, L.P
                       CONSOLIDATED STATEMENTS OF INCOME
                 (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)

                                                                                         Year Ended December 31
                                                                                     -------------------------------
                                                                                       1993       1992       1991
                                                                                     ---------  ---------  ---------
Revenues
  Oil and gas......................................................................  $     693  $     791  $     937
  Other (Notes 2, 3 and 4).........................................................        (17)       146        142
                                                                                     ---------  ---------  ---------
                                                                                           676        937      1,079
                                                                                     ---------  ---------  ---------
Costs and Expenses
  Operating costs..................................................................        187        213        234
  Production taxes (Note 5)........................................................         48         56         62
  Exploration costs................................................................         48         64        159
  Depreciation, depletion and amortization.........................................        256        271        306
  General and administrative expense (Note 2)......................................         80        107        147
  Interest and debt expense (Note 2)...............................................         13         44         57
  Provision for relinquishment of non-producing properties (Note 3)................         --         62         --
                                                                                     ---------  ---------  ---------
                                                                                           632        817        965
                                                                                     ---------  ---------  ---------
Net Income.........................................................................  $      44  $     120  $     114
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Net Income Per Unit................................................................  $     .11  $     .29  $     .28
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Cash Distributions Paid to Unitholders.............................................  $     340  $     360  $     535
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Cash Distributions Per Unit........................................................  $     .82  $     .87  $    1.33
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Weighted Average Units Outstanding (In Millions)...................................      414.7      412.5      404.4
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                                                December 31
                                                                                            --------------------
                                                                                              1993       1992
                                                                                            ---------  ---------
Current Assets
  Cash and short-term investments.........................................................  $       4  $       7
  Advances to affiliate (Note 2)..........................................................         --         20
  Accounts and notes receivable and other current assets..................................        113        172
                                                                                            ---------  ---------
Total Current Assets......................................................................        117        199
Properties, Plants and Equipment (Note 6).................................................      1,625      1,758
Deferred Charges and Other Assets.........................................................         80         81
                                                                                            ---------  ---------
Total Assets..............................................................................  $   1,822  $   2,038
                                                                                            ---------  ---------
                                                                                            ---------  ---------
                                       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable........................................................................  $      92  $     101
  Accrued liabilities (Note 7)............................................................         58         47
  Advances from affiliate (Note 2)........................................................         22         --
  Current portion of long-term debt due affiliate (Note 8)................................          9          8
  Current portion of long-term debt (Note 8)..............................................          5          6
                                                                                            ---------  ---------
Total Current Liabilities.................................................................        186        162
Long-term debt due affiliate (Note 8).....................................................         82         91
Long-Term Debt (Note 8)...................................................................          4          9
Deferred Credits and Other Liabilities (Note 12)..........................................         25         25
Commitments and Contingent Liabilities (Note 9)
Partners' Capital (Notes 10 and 11)
  Limited partnership interests...........................................................        468        510
  General partnership interests...........................................................      1,057      1,241
                                                                                            ---------  ---------
Partners' Capital.........................................................................      1,525      1,751
                                                                                            ---------  ---------
Total Liabilities and Partners' Capital...................................................  $   1,822  $   2,038
                                                                                            ---------  ---------
                                                                                            ---------  ---------

- ------------------------
The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)

                                                                                          Year Ended December 31
                                                                                      -------------------------------
                                                                                        1993       1992       1991
                                                                                      ---------  ---------  ---------
Cash and Cash Equivalents From Operating Activities
Net Income..........................................................................  $      44  $     120  $     114
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation, depletion and amortization........................................        256        271        306
    Dry hole costs and leasehold impairment.........................................         24         37         95
    (Gain) loss on sale of assets...................................................          7       (115)       (75)
    Provision for relinquishment of non-producing properties........................         --         62         --
    Other...........................................................................         10          7          5
                                                                                      ---------  ---------  ---------
                                                                                            341        382        445
  Changes in working capital:
    Accounts and notes receivable and other current assets..........................         46         28        174
    Accounts payable, accrued liabilities and advances from affiliates..............         22        (69)       (70)
                                                                                      ---------  ---------  ---------
Net Cash Flow Provided From Operating Activities....................................        409        341        549
                                                                                      ---------  ---------  ---------
Cash and Cash Equivalents From Investing Activities
  Capital expenditures (includes capitalized interest)..............................       (199)      (100)      (306)
  Proceeds from divestments.........................................................         59        357        615
  Other.............................................................................         (8)        (5)       (29)
                                                                                      ---------  ---------  ---------
Net Cash Flow Provided From (Used For) Investing Activities.........................       (148)       252        280
                                                                                      ---------  ---------  ---------
Cash and Cash Equivalents From Financing Activities
  Proceeds from borrowings..........................................................          5         10         --
  Repayments of long-term debt......................................................        (19)      (239)      (600)
  Cash distributions paid to unitholders............................................       (340)      (360)      (535)
  Sale of limited partnership units.................................................         70         --        101
                                                                                      ---------  ---------  ---------
Net Cash Flow Used For Financing Activities.........................................       (284)      (589)    (1,034)
                                                                                      ---------  ---------  ---------
Changes in Cash and Cash Equivalents................................................        (23)         4       (205)
Cash and Cash Equivalents at Beginning of Year......................................         27         23        228
                                                                                      ---------  ---------  ---------
Cash and Cash Equivalents at End of Year............................................  $       4  $      27  $      23
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND CONTROL

    Sun Energy Partners, L.P. (Sun Energy Partners), a Delaware limited partnership, was formed on October 1, 1985 and prior to December 1, 1985 had no operations and nominal assets and equity. Effective as of December 1, 1985, Sun Energy Partners succeeded to all the domestic oil and gas operations of Oryx Energy Company and certain of its affiliates (collectively, the Company). These operations consist of the exploration and development of oil and natural gas reserves in the United States.

    Sun Energy Partners is controlled by the Company, which is the managing general partner. As of December 31, 1993, the Company had a partnership interest of 98 percent in Sun Energy Partners. The remaining two percent limited partnership interest is held by public unitholders in the form of depositary units. Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units which would reduce the Company's holdings in Sun Energy Partners below eighty-five percent.

    Sun Energy Partners operates through Sun Operating Limited Partnership, a Delaware limited partnership, and several other operating partnerships (collectively, the Operating Partnerships). In all of the partnerships which comprise the Operating Partnerships, Sun Energy Partners holds a 99 percent interest as the sole limited partner, while the Company holds a one percent interest as the managing general partner.

    Sun Energy Partners and the Operating Partnerships (collectively, the Partnership) have no officers or employees. The officers and employees of the Company perform all management functions.

    BASIS OF PRESENTATION

    The Partnership's consolidated financial statements have been prepared using the proportionate method of consolidation for Sun Energy Partners and its 99 percent interest in the Operating Partnerships. Such financial statements are prepared in accordance with generally accepted accounting principles which is different from the basis used for reporting taxable income or loss to unitholders.

    CASH AND SHORT-TERM INVESTMENTS

    The Partnership considers highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

    PROPERTIES, PLANTS AND EQUIPMENT

    The successful efforts method of accounting is followed for costs incurred in oil and gas operations.

    CAPITALIZATION POLICY. Acquisition costs are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are added. Exploration costs, including geological and geophysical costs and costs of carrying unproved properties, are charged against income as incurred. Exploratory drilling costs are capitalized initially; however, if it is determined that an exploratory well did not find proved reserves, such capitalized costs are charged to expense, as dry hole costs, at that time. Development costs are capitalized. Costs incurred to operate and maintain wells and equipment are expensed.

    LEASEHOLD IMPAIRMENT AND DEPRECIATION, DEPLETION AND AMORTIZATION. Periodic valuation provisions for impairment of capitalized costs of unproved properties are expensed.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The acquisition costs of proved properties are depleted by the unit-of-production method based on proved reserves by field. Capitalized exploratory drilling costs which result in the addition of proved reserves and development costs are amortized by the unit-of-production method based on proved developed reserves by field.

    DISMANTLEMENT, RESTORATION AND ABANDONMENT COSTS. Estimated costs of future dismantlement, restoration and abandonment are accrued as a component of depreciation, depletion and amortization expense; actual costs are charged to the accrual.

    RETIREMENTS.   Gains  and  losses  on the  disposals  of  fixed  assets  are generally reflected in income. For certain property groups, the cost less salvage value of property sold or abandoned is charged to accumulated depreciation, depletion and amortization except that gains and losses for these groups are taken into income for unusual retirements or retirements involving an entire property group.

    CAPITALIZED INTEREST

    The Partnership capitalizes interest costs incurred as a result of the acquisition and installation of significant assets.

    INCOME TAXES

    The Operating Partnerships and Sun Energy Partners are treated as partnerships for income tax purposes and, as a result, income or loss of the Partnership is includable in the tax returns of the individual unitholders. Accordingly, no recognition has been given to income taxes in the financial statements.

    At December 31, 1993, 1992 and 1991, the Partnership's financial reporting bases of assets and liabilities exceeded the tax bases of its assets and liabilities (net temporary differences) by $1,049 million, $1,077 million and $1,121 million.

    CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents includes cash, highly liquid investments with remaining maturities of less than three months (see "Cash and Short-Term Investments", above) and advances to/from affiliate.

    Associated with the sale of the Midway-Sunset Field and related facilities in 1991, the purchaser assumed $53 million of Partnership debt. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Consolidated Statements of Cash Flows (see Note 3 to the Consolidated Financial Statements). Interest paid totaled $13 million, $45 million and $57 million in 1993, 1992 and 1991.

    SALES OF OIL AND GAS

    Sales  of oil  and gas are  recorded on the  entitlement method. Differences
between  actual  production  and  entitlements   result  in  amounts  due   when
underproduction occurs and amounts owed when overproduction occurs.

    During 1993, sales of oil to the Partnership's top two purchasers totaled approximately 21 and 16 percent of oil revenue. During 1992, sales of oil to the Partnership's top purchasers totaled approximately 13, 11 and 10 percent. During 1993 and 1992, no individual customer accounted for more than 5 percent of the Partnership's gas sales. The Partnership believes that the loss of any major purchaser would not have a material adverse effect on its business.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FINANCIAL INSTRUMENTS

    The difference between the values calculated as prescribed by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," of the Partnership's financial instruments and their carrying value is not material.

    FUTURES TRADING ACTIVITY

    The Partnership, from time to time, enters into futures contracts to hedge the impact of price fluctuations on crude and natural gas production. Futures trading activity decreased oil and gas revenue by $17 million in 1993 and $7 million in 1992. At December 31, 1993, the Partnership had hedged about 30 percent of its gas production at an average floor of $2.04 per mmbtu and an average ceiling of $2.28 per mmbtu.

    ENVIRONMENTAL COSTS

    The Partnership establishes reserves for environmental liabilities as such liabilities are incurred (Note 12).

    CEILING TESTS

    For ceiling test purposes, the Partnership compares its undiscounted standardized measure of future net cash flows from estimated production of proved oil and gas reserves to its net properties, plants and equipment related to oil and gas operations.

    STATEMENT PRESENTATION

    Certain items in years prior to 1993 have been reclassified to conform to the 1993 presentation.

2)  RELATED PARTY TRANSACTIONS

    ADVANCES TO/FROM AFFILIATE

    The Company has served as the Partnership's lender and borrower of funds and a clearing-house for the settlement of intercompany receivables and payables. Deposits earn interest at a rate equal to the rate paid by a major money market fund. Demand loans bear interest at a rate based on the prime rate.

    LONG-TERM DEBT DUE AFFILIATE

    The Partnership is indebted to the Company under a 9.75% note due 1994-2001. In 1992 and 1991 the Partnership prepaid $213 million and $575 million of such debt from proceeds of asset sales (see Note 8 to the Consolidated Financial Statements).

    DIRECT AND INDIRECT COSTS

    The Company is reimbursed by the Partnership for all direct costs incurred in performing management functions and indirect costs (including payroll and payroll related costs and the cost of postemployment benefits and management incentive plans) allocable to the Partnership. The full cost of direct and indirect costs incurred on behalf of the Partnership by the Company is allocated to the Partnership based on services rendered and extent of use. Such costs, which are charged principally to production cost, exploration cost and general and administrative expense, totaled $104 million, $127 million and $176 million for the years 1993, 1992 and 1991. The Company does not receive any carried interests, promotions, back-ins or other similar compensation as the general partner of the Partnership.

    INTEREST INCOME

    Interest income received from the Company, which is reflected in other income in the consolidated statements of income, was earned on advances to the Company and totaled $5 million, $9 million and $11 million during the years 1993, 1992 and 1991.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2)  RELATED PARTY TRANSACTIONS (CONTINUED)
    INTEREST COST

    Interest cost paid to the Company, which is included in interest and debt expense in the consolidated statements of income, was primarily incurred on long-term debt due the Company and totaled $12 million, $43 million and $55 million during the years 1993, 1992 and 1991 (see Note 8 to the Consolidated Financial Statements).

3)  CHANGES IN BUSINESS
    Effective January 31, 1991, the Partnership sold its interest in the Midway-Sunset Field producing oil and gas assets and a steam cogeneration facility. Net proceeds of $529 million from the sale, including $53 million of debt assumed by the purchaser, were used to fund capital expenditures and prepay $575 million of debt.

    In 1991, the Company commenced a major restructuring program (Restructuring) to reduce the Company's and Partnership's cost structures. The program outlined a plan to sell substantially all of the Partnership's gas plant business (Note
4) and certain onshore producing oil and gas properties.

    Associated with the Restructuring, the Partnership recognized a $62 million provision for the early relinquishment of certain non-producing properties in 1992. At December 31, 1992, the asset disposal program was substantially complete although from time to time the Partnership will have divestments. In 1993, the Partnership completed asset disposals that generated $59 million in proceeds and generated a loss of $7 million.

4)  OTHER REVENUES
    The components of other revenues were as follows:

                                                                               1993       1992       1991
                                                                             ---------  ---------  ---------
                                                                                  (MILLIONS OF DOLLARS)
Interest income............................................................  $       5  $      10  $      12
Gas plant margins*.........................................................          4         29         56
Gain (loss) on sale of assets..............................................         (7)       115         75
Miscellaneous..............................................................        (19)        (8)        (1)
                                                                                   ---  ---------  ---------
                                                                             $     (17) $     146  $     142
                                                                                   ---  ---------  ---------
                                                                                   ---  ---------  ---------

- ------------------------
*Associated   with  the  Restructuring  announced  in  1991,  the  Company  sold substantially all of the Partnership's gas plant business.

5)  PRODUCTION TAXES
    Production taxes consisted of the following:

                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Severance......................................................................  $      31  $      37  $      44
Property taxes.................................................................         17         19         18
                                                                                       ---        ---        ---
                                                                                 $      48  $      56  $      62
                                                                                       ---        ---        ---
                                                                                       ---        ---        ---

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6)  PROPERTIES, PLANTS AND EQUIPMENT
    At December 31, the Partnership's properties, plants and equipment and accumulated depreciation, depletion and amortization were as follows:

                                                                                      1993            1992
                                                                                   ----------      ----------
                                                                                     (MILLIONS OF DOLLARS)
Gross Investment
  Proved oil and gas properties..............................................      $    4,130      $    4,114
  Unproved oil and gas properties............................................              59              67
  Other......................................................................              58              59
                                                                                   ----------      ----------
                                                                                        4,247           4,240
                                                                                   ----------      ----------
Less Accumulated Depreciation, Depletion and Amortization
  Proved oil and gas properties..............................................           2,571           2,432
  Unproved oil and gas properties............................................              --               2
  Other......................................................................              51              48
                                                                                   ----------      ----------
                                                                                        2,622           2,482
                                                                                   ----------      ----------
Net Investment...............................................................      $    1,625      $    1,758
                                                                                   ----------      ----------
                                                                                   ----------      ----------

7)  ACCRUED LIABILITIES
    At December 31, the Partnership's accrued liabilities were comprised of the following:

                                                                                         1993            1992
                                                                                        -----           -----
                                                                                        (MILLIONS OF DOLLARS)
Drilling and operating costs....................................................      $       35      $       29
Taxes payable...................................................................               8               9
Other...........................................................................              15               9
                                                                                             ---             ---
                                                                                      $       58      $       47
                                                                                             ---             ---
                                                                                             ---             ---

8)  LONG-TERM DEBT
    At December 31, the Partnership's long-term debt consisted of the following:

                                                                                         1993            1992
                                                                                      ----------      ----------
                                                                                        (MILLIONS OF DOLLARS)
9.75% note payable to affiliate, due 1994-2001, payable in quarterly
 installments...................................................................      $       91      $       99
Capitalized lease obligation due 1996...........................................               6               8
Capitalized lease obligation and other long-term debt due 1994..................               3               7
                                                                                           -----           -----
                                                                                             100             114
Less: Current portion of note payable to affiliate..............................               9               8
     Current portion of capitalized lease obligations and other long-term
     debt.......................................................................               5               6
                                                                                           -----           -----
                                                                                      $       86      $      100
                                                                                           -----           -----
                                                                                           -----           -----

    Under the Partnership's existing capitalized lease and other long-term debt obligations, the Partnership is obligated to make annual payments of $5 million, $2 million and $2 million in 1994, 1995 and 1996.

    Repayment obligations under the Partnership's long-term debt due affiliate are $9 million, $10 million, $11 million, $12 million and $13 million in 1994, 1995, 1996, 1997 and 1998.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9)  COMMITMENTS AND CONTINGENT LIABILITIES
    The Partnership has operating leases for property and equipment. Total rental expense for such leases for the years 1993, 1992 and 1991 was $28 million, $28 million and $38 million. Under contracts existing as of December 31, 1993, future minimum annual rentals applicable to noncancellable operating leases that have initial or remaining lease terms in excess of one year were as follows (in millions of dollars):

Year Ending December 31:
    1994..........................................................  $      16
    1995..........................................................          8
    1996..........................................................          3
    1997..........................................................          3
    1998..........................................................          3
    Later years...................................................          4
                                                                          ---
    Total minimum payments required...............................  $      37
                                                                          ---
                                                                          ---

    Several legal and administrative proceedings are pending against the Partnership. Although the ultimate outcome of these proceedings cannot be ascertained at this time, and it is reasonably possible that some of them could be resolved unfavorably to the Partnership, management believes that any liabilities which may arise would not be material in relation to the financial position of the Partnership at December 31, 1993.

10) PARTNERS' CAPITAL

                                                                                     GENERAL PARTNER
                                                  LIMITED PARTNERS                   ----------------
                                 --------------------------------------------------
                                                   ORYX ENERGY                         ORYX ENERGY
                                     PUBLIC          COMPANY            TOTAL            COMPANY            TOTAL
                                 --------------  ----------------  ----------------  ----------------  ----------------
                                 UNITS  DOLLARS   UNITS   DOLLARS   UNITS   DOLLARS   UNITS   DOLLARS   UNITS   DOLLARS
                                 -----  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                       (DOLLARS IN MILLIONS, UNITS IN THOUSANDS)
December 31, 1990..............  7,543  $   45   101,412  $  583   108,955  $  628   292,000  $1,683   400,955  $2,311
  Sale of limited partnership
   units.......................     --       1    11,500      69    11,500      70        --      31    11,500     101
  Cash distributions...........     --     (10 )      --    (138 )      --    (148 )      --    (387 )      --    (535 )
  Net income...................     --       2        --      29        --      31        --      83        --     114
                                 -----  -------  -------  -------  -------  -------  -------  -------  -------  -------
December 31, 1991..............  7,543      38   112,912     543   120,455     581   292,000   1,410   412,455   1,991
  Cash distributions...........     --      (7 )      --     (99 )      --    (106 )      --    (254 )      --    (360 )
  Net income...................     --       2        --      33        --      35        --      85        --     120
                                 -----  -------  -------  -------  -------  -------  -------  -------  -------  -------
December 31, 1992..............  7,543      33   112,912     477   120,455     510   292,000   1,241   412,455   1,751
  Sale of limited partnership
   units.......................     --       1     8,716      48     8,716      49        --      21     8,716      70
  Cash distributions...........     --      (7 )      --     (94 )      --    (101 )      --    (239 )      --    (340 )
  Net income...................     --      --        --      10        --      10        --      34        --      44
                                 -----  -------  -------  -------  -------  -------  -------  -------  -------  -------
December 31, 1993..............  7,543  $   27   121,628  $  441   129,171  $  468   292,000  $1,057   421,171  $1,525
                                 -----  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                 -----  -------  -------  -------  -------  -------  -------  -------  -------  -------

11) CASH DISTRIBUTIONS
    Beginning with the fourth quarter 1993, Distributable Cash will be reduced by the cash needed for capital outlays. This policy change will reduce the cash paid to unitholders but will eliminate the ongoing ownership dilution faced by unitholders due to Oryx Energy's purchase of newly issued partnership units to fund Sun Energy's capital outlays. Distributable Cash is defined as revenues (including interest income) less production cost; seismic, geological and geophysical costs (including related costs); payments of principal and interest on debt; general and administrative expenses including reimbursements of the Company as managing general partner; adjustments for capital

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11) CASH DISTRIBUTIONS (CONTINUED)
expenditures (net of proceeds from divestments); and cash exploration costs. No deduction will be made for depreciation, depletion and amortization, for property acquisition and development expenditures.

    Sun Energy Partners' quarterly cash distributions per unit for the years 1993, 1992 and 1991 were as follows:

                                                                                     1993       1992       1991
                                                                                   ---------  ---------  ---------
First Quarter....................................................................  $     .25  $     .28  $     .60
Second Quarter...................................................................        .16        .19        .28
Third Quarter....................................................................        .23        .18        .25
Fourth Quarter...................................................................        .18        .22        .20

12) DEFERRED CREDITS AND OTHER LIABILITIES

    At December 31, the Partnership's deferred credits and other liabilities were comprised of the following:

                                                                                        1993            1992
                                                                                       -----           -----
                                                                                       (MILLIONS OF DOLLARS)
Accrued environmental cleanup costs............................................      $       20      $       20
Other..........................................................................               5               5
                                                                                            ---             ---
                                                                                     $       25      $       25
                                                                                            ---             ---
                                                                                            ---             ---

    Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by the Environmental Protection Agency (EPA). The Partnership has been designated as a Potentially Responsible Party (PRP) at a site in southern California where the EPA is requiring the PRP's to undertake remediation of the site in several phases. The Partnership is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Partnership's share is expected to be approximately $10 million (net of $3 million in recoveries from third parties). Cleanup costs are payable over the period that the work is completed.

                          SUPPLEMENTARY FINANCIAL AND
                       OPERATING INFORMATION (UNAUDITED)

OIL AND GAS DATA
    CAPITALIZED COSTS

                                                                                           DECEMBER 31
                                                                                    --------------------------
                                                                                       1993            1992
                                                                                    ----------      ----------
                                                                                      (MILLIONS OF DOLLARS)
Proved properties.............................................................      $    4,130      $    4,114
Unproved properties...........................................................              59              67
                                                                                    ----------      ----------
Total capitalized costs.......................................................           4,189           4,181
Less accumulated depreciation, depletion and amortization.....................           2,571           2,434
                                                                                    ----------      ----------
Net capitalized costs.........................................................      $    1,618      $    1,747
                                                                                    ----------      ----------
                                                                                    ----------      ----------

    COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Property acquisition costs:
  Proved.......................................................................  $       9  $      --  $      27
  Unproved.....................................................................          8         --          8
Exploration costs..............................................................         58         48        127
Development costs..............................................................        145         84        195
                                                                                 ---------  ---------  ---------
                                                                                 $     220  $     132  $     357
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    EXPLORATION COSTS

                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Dry hole costs.................................................................  $      21  $      11  $      40
Leasehold impairment...........................................................          3         26         55
Geological and geophysical.....................................................         22         25         50
Other..........................................................................          2          2         14
                                                                                 ---------  ---------  ---------
                                                                                 $      48  $      64  $     159
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES

    Proved   reserves  are   the  estimated  quantities   which  geological  and
engineering data demonstrate with reasonable certainty to be recoverable in future years from reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. These reserve estimates were principally prepared by Company engineers and are based on current technology and economic conditions. The Partnership considers such estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

    There has been no major discovery or other favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1993. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore and offshore within the United States.

                                                                                         RECOVERABLE
                                                                      CRUDE OIL AND      NATURAL GAS
                                                                       CONDENSATE          LIQUIDS       NATURAL GAS
                                                                      (MILLIONS OF      (MILLIONS OF    (BILLIONS OF
                                                                        BARRELS)          BARRELS)      CUBIC FEET)*
                                                                    -----------------  ---------------  -------------
PROVED RESERVES
BALANCE AT DECEMBER 31, 1990......................................            452**              65           1,866
Revisions of previous estimates...................................            (11)                6              13
Improved recovery.................................................              2                --               5
Purchases of minerals in place....................................              1                 1               9
Sales of minerals in place........................................           (153)               --             (65)
Extensions and discoveries........................................             28                 3             164
Production........................................................            (28)              (10)           (235)
                                                                                                 --
                                                                            -----                            ------
BALANCE AT DECEMBER 31, 1991......................................            291                65           1,757
Revisions of previous estimates...................................            (14)               --             (31)
Improved recovery.................................................              4                --               1
Purchases of minerals in place....................................             --                --              --
Sales of minerals in place........................................            (21)              (33)           (195)
Extensions and discoveries........................................             15                --             175
Production........................................................            (23)               (7)           (212)
                                                                                                 --
                                                                            -----                            ------
BALANCE AT DECEMBER 31, 1992......................................            252                25           1,495
Revision of previous estimates....................................             (4)               (1)              5
Improved recovery.................................................              1                --               1
Purchases of minerals in place....................................             --                --               4
Sales of minerals in place........................................            (12)               (2)            (65)
Extensions and discoveries........................................             19                 2             166
Production........................................................            (20)               (3)           (189)
                                                                                                 --
                                                                            -----                            ------
BALANCE AT DECEMBER 31, 1993......................................            236                21           1,417
                                                                                                 --
                                                                                                 --
                                                                            -----                            ------
                                                                            -----                            ------
Proved Developed Reserves At:
  December 31, 1990...............................................            337**              59           1,417
  December 31, 1991...............................................            210                56           1,337
  December 31, 1992...............................................            173                20           1,058
  December 31, 1993...............................................            154                16           1,000

- ------------------------
 *Natural gas volumes include liquefiable hydrocarbons approximating 5 percent of total gas reserves which are recoverable at natural gas processing plants downstream from the lease or field separation facilities. Such recoverable liquids also have been included in natural gas liquids reserve volumes.
**Includes approximately 140 million barrels of proved and 100 million barrels of proved developed reserves of crude oil attributable to the Midway-Sunset Field which was sold January 31, 1991 (see Note 3 to the Consolidated Financial Statements).

   STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
     FROM ESTIMATED PRODUCTION OF PROVED OIL AND GAS RESERVES

    The standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions or revenues.

    The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development, production and direct general and administrative costs and a ten percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Summary of Significant Accounting Policies -- Income Taxes in the Notes to Consolidated Financial Statements.)

                                                                                           1993            1992
                                                                                        ----------      ----------
                                                                                          (MILLIONS OF DOLLARS)
Future cash inflows...............................................................      $    5,744      $    7,566
Future production and development costs...........................................          (3,316)         (3,682)
Other related future costs........................................................            (300)           (323)
                                                                                        ----------      ----------
Future net cash flows.............................................................           2,128           3,561
Discount at 10 percent............................................................            (992)         (1,569)
                                                                                        ----------      ----------
Standardized measure of discounted future net cash flows from estimated production
 of proved oil and gas reserves...................................................      $    1,136      $    1,992
                                                                                        ----------      ----------
                                                                                        ----------      ----------

   SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
     FLOWS FROM ESTIMATED PRODUCTION OF PROVED OIL AND GAS RESERVES

                                                                            1993       1992       1991
                                                                          ---------  ---------  ---------
                                                                               (MILLIONS OF DOLLARS)
Balance, beginning of year..............................................  $   1,992  $   2,737  $   5,761
Increase (decrease) in discounted future net cash flows:
  Sales of oil and gas production net of related costs..................       (440)      (522)      (683)
  Revisions to estimates of proved reserves:
    Prices..............................................................       (767)         1     (2,200)
    Development costs...................................................        (30)      (288)        64
    Production costs....................................................        (10)       202       (194)
    Quantities..........................................................         (9)       (70)       (11)
    Other...............................................................        (11)      (282)      (532)
  Extensions, discoveries and improved recovery, less related costs.....         96        230        245
  Development costs incurred during the period..........................        168         97        223
  Purchases of reserves in place........................................          6         --         10
  Sales of reserves in place............................................        (58)      (387)      (522)
  Accretion of discount.................................................        199        274        576
                                                                          ---------  ---------  ---------
Balance, end of year....................................................  $   1,136  $   1,992  $   2,737
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

QUARTERLY FINANCIAL INFORMATION

                                                       QUARTER ENDED
                                   -----------------------------------------------------
                                   MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                   --------     -------     ------------     -----------
                                      (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
Revenue:
  1993........................     $   168      $  186      $      165       $     157
  1992........................     $   214      $  255      $      284       $     184
Gross profit:*
  1993........................     $    35      $   57      $       40       $      26
  1992........................     $    37      $   41      $       66       $      72
Net income (loss):
  1993........................     $     6      $   33      $       14       $      (9  )
  1992........................     $     1      $   59      $       48       $      12
Net income (loss) per unit:
  1993........................     $   .01      $  .08      $      .03       $    (.02  )
  1992........................     $    --      $  .14      $      .12       $     .03

- ------------------------
*Gross profit equals oil and gas revenues plus gas plant margins less production cost, exploration cost and depreciation, depletion and amortization.

QUARTERLY OPERATING INFORMATION

                                                                          QUARTER ENDED
                                                       ---------------------------------------------------
                                                        MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                                       -----------  ---------  -------------  ------------  ---------
Crude oil and condensate:
  Net production (thousand barrels daily):
    1993.............................................          56          55           55             56          55
    1992.............................................          72          63           59             58          63
  Average price (per barrel):
    1993.............................................   $   17.31   $   17.44    $   15.33     $    13.81   $   15.96
    1992.............................................   $   16.94   $   18.00    $   20.05     $    19.40   $   18.51
Natural gas:
  Net production (million cubic feet daily):
    1993.............................................         509         528          516            516         517
    1992.............................................         582         593          583            556         578
  Average price (per thousand cubic feet):
    1993.............................................   $    1.78   $    2.06    $    1.90     $     2.09   $    1.96
    1992.............................................   $    1.51   $    1.51    $    1.76     $     2.15   $    1.72

                           SUN ENERGY PARTNERS, L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P.
  and the Board of Directors of Oryx Energy Company:

    Our report on the consolidated financial statements of Sun Energy Partners, L.P. and its Subsidiaries is included on page 13 of this Form 10-K Annual Report. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 12 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                    COOPERS & LYBRAND

Dallas, Texas
February 19, 1994

                           SUN ENERGY PARTNERS, L.P.
           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                                  BALANCE AT
                                                 BEGINNING OF                  AMOUNTS      AMOUNTS
DEBTOR                                              PERIOD       ADDITIONS    COLLECTED   WRITTEN OFF    CURRENT    NOT CURRENT
- -----------------------------------------------  -------------  -----------  -----------  -----------  -----------  -----------
Oryx Energy Company (A):
  For the year ended December 31, 1993.........    $      20     $       1    $      21    $      --    $      --    $      --
                                                       -----         -----        -----          ---          ---          ---
                                                       -----         -----        -----          ---          ---          ---
  For the year ended December 31, 1992.........    $      20     $     213    $     213    $      --    $      20    $      --
                                                       -----         -----        -----          ---          ---          ---
                                                       -----         -----        -----          ---          ---          ---
  For the year ended December 31, 1991.........    $     217     $     644    $     841    $      --    $      20    $      --
                                                       -----         -----        -----          ---          ---          ---
                                                       -----         -----        -----          ---          ---          ---

- ------------------------
(A) Advances to Oryx Energy Company, of which Sun Energy Partners, L.P. is a majority owned subsidiary, earn interest equal to the rate paid by a major money market fund (see Notes 1 and 2 to the Consolidated Financial Statements).

                           SUN ENERGY PARTNERS, L.P.
                 SCHEDULE V -- PROPERTIES, PLANTS AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                                   BALANCE AT                                    OTHER       BALANCE AT
                                                   BEGINNING     ADDITIONS    RETIREMENTS       CHARGES        END OF
CLASSIFICATION                                     OF PERIOD      AT COST     OR SALES(A)    ADD (DEDUCT)      PERIOD
- ------------------------------------------------  ------------  -----------  -------------  ---------------  -----------
For the year ended December 31, 1993............   $    4,240    $     199     $     186       $      (6)     $   4,247
                                                  ------------       -----         -----             ---     -----------
                                                  ------------       -----         -----             ---     -----------
For the year ended December 31, 1992............   $    5,000    $     100     $     860       $      --      $   4,240
                                                  ------------       -----         -----             ---     -----------
                                                  ------------       -----         -----             ---     -----------
For the year ended December 31, 1991............   $    5,088    $     306     $     394       $      --      $   5,000
                                                  ------------       -----         -----             ---     -----------
                                                  ------------       -----         -----             ---     -----------

- ------------------------
(A) Includes dry hole costs.

                           SUN ENERGY PARTNERS, L.P.
               SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTIES, PLANTS AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                                                     Additions
                                                    Balance at        Charged                           Other       Balance at
                                                     Beginning      to Cost and      Retirements       Charges        End of
Classification                                       of Period    Expenses (A)(B)     or Sales      Add (Deduct)      Period
- --------------------------------------------------  -----------  -----------------  -------------  ---------------  -----------
For the year ended December 31, 1993..............   $   2,482       $     259        $     114       $      (5)     $   2,622
                                                    -----------          -----            -----             ---     -----------
                                                    -----------          -----            -----             ---     -----------
For the year ended December 31, 1992..............   $   2,730       $     359        $     607       $      --      $   2,482
                                                    -----------          -----            -----             ---     -----------
                                                    -----------          -----            -----             ---     -----------
For the year ended December 31, 1991..............   $   2,654       $     361        $     267       $     (18)     $   2,730
                                                    -----------          -----            -----             ---     -----------
                                                    -----------          -----            -----             ---     -----------

                                                                                                Year Ended December 31
                                                                                            -------------------------------
                                                                                              1993       1992       1991
                                                                                            ---------  ---------  ---------
      (A)  Depreciation, depletion and amortization.......................................  $     256  $     271  $     306
           Leasehold impairment...........................................................          3         26         55
           Provision for relinquishment of non-producing properties.......................         --         62         --
                                                                                            ---------  ---------  ---------
           Total additions................................................................        259        359        361
           Dry hole costs.................................................................         21         11         40
                                                                                            ---------  ---------  ---------
           Amounts shown in the Consolidated Statements of Cash Flows as depreciation, depletion and amortization, provision for relinquishment of non-producing
            properties, leasehold impairment and dry hole costs...........................  $     280  $     370  $     401
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------
      (B)  Depreciation, depletion and amortization is calculated primarily using the unit-of-production method. (See Note 1 to the Consolidated Financial
            Statements.)

                           SUN ENERGY PARTNERS, L.P.
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                                                                           1993       1992       1991
                                                                                         ---------  ---------  ---------
Maintenance and Repairs................................................................  $      45  $      54  $      79
                                                                                               ---        ---        ---
                                                                                               ---        ---        ---

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
 ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership has no employees. The Company, as the managing general partner of the Partnership, has the responsibility for the Partnership's conduct of operations. Set forth below is information concerning the ten current directors of the Company and the 11 current executive officers of the Company. All executive officers of the Company are elected annually by the Board of Directors of the Company. The directors are divided into three classes with approximately one-third of the directors constituting the Board being elected each year to serve a three-year term. Class I directors (whose term expires in 1995) are Mr. Gill, Mr. Hollingsworth and Mr. Pistor. Class II directors (whose term expires in 1996) are Mr. Keiser, Mr. Seegers and Mr. White-Thomson. Class III directors (whose term expires in 1994) are Mr. Bradford, Ms. Dinkins, Dr. Grayson and Mr. Hauptfuhrer. Dr. Grayson will retire from the Board at the expiration of his term.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
            POSITION WITH ORYX ENERGY CO.                                    PAST FIVE YEARS
- -----------------------------------------------------  -----------------------------------------------------------
Jerry W. Box, 55 ....................................  Mr. Box has been in this position since January 1992.  From
 Senior Vice President, Exploration and                 1987 to 1991, he was Vice President, Exploration.
  Production
William E. Bradford, 59 .............................  Mr.  Bradford has  been President,  Chief Operating Officer
 Director                                               and a  director of  Dresser Industries,  Inc. since  March
                                                        1992.  He  was President  and  Chief Executive  Officer of
                                                        Dresser-Rand Company  from February  1988 to  March  1992.
                                                        From March 1982 to March 1992 he was Senior Vice President
                                                        of  Operations of Dresser Industries, Inc. Mr. Bradford is
                                                        a director of Diamond Shamrock, Inc.
David F. Chavenson, 41 ..............................  Mr. Chavenson assumed this position on October 1, 1993. For
 Treasurer                                              the  five  years  previous   thereto,  he  was   Assistant
                                                        Treasurer  and  Manager, Corporate  Finance and  Credit of
                                                        Oryx Energy Company.
Carol E. Dinkins, 48 ................................  Ms. Dinkins has been a partner with the Houston law firm of
 Director                                               Vinson &  Elkins L.L.P.,  in charge  of its  environmental legal  practice,  and  member  of  the  Firm's  Management
                                                        Committee. Prior  to  rejoining  the  firm  in  1985,  Ms.
                                                        Dinkins  was Deputy Attorney General of the United States,
                                                        the second ranking official in the Department of  Justice.
                                                        She  is a member  of the House of  Delegates and serves on
                                                        the  Council   of   the  Natural   Resources,   Energy   &
                                                        Environmental Law Section of the American Bar Association.
                                                        Ms.  Dinkins is  a member of  the Board of  the Energy and
                                                        Environmental Study Institute, a Trustee and member of the
                                                        Executive Committee of the Nature Conservancy of Texas and
                                                        a frequent lecturer on environmental law.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
            POSITION WITH ORYX ENERGY CO.                                    PAST FIVE YEARS
- -----------------------------------------------------  -----------------------------------------------------------
Sherri T. Durst, 44 .................................  Ms. Durst assumed this position  on December 2, 1993.  From
 General Auditor                                        February  1990 to  December 1993,  she served  as Manager,
                                                        Financial Processes for Oryx  Energy Company. For the  six
                                                        years previous thereto, she held the position of Financial
                                                        Systems Project Manager.
Robert B. Gill, 62 ..................................  Mr.  Gill served  as Vice  Chairman of  the Board  of J. C.
 Director                                               Penney Company, Inc. from 1982 and Chief Operating Officer of J.  C. Penney  Stores and  Catalog from  March 1,  1990 until  his  retirement  on  July  1,  1992.  Prior  to his retirement, he  was  a  director of  the  National  Junior
                                                        Achievement,  Chairman  of the  Board  of Trustees  of the
                                                        National  4-H  Council  and  a  member  of  the  board  of directors of the U.S. Chamber of Commerce. He currently is a trustee of Pace University.
C. Jackson Grayson, Jr., 70 .........................  Dr.  Grayson has been Chairman of the American Productivity
 Director                                               and Quality Center since 1976. He served as a director  of
                                                        Sun  Company, Inc.  from 1974 to  1988. He  currently is a
                                                        director  of   Browning-Ferris  Industries,   First   City
                                                        Bancorporation of Texas, Inc., Harris Corporation, Whitman
                                                        Corporation, and Infomart.
Robert P. Hauptfuhrer, 62 ...........................  Mr.  Hauptfuhrer assumed  this position  on July  21, 1988,
 Chairman of the Board, and Chief                       having been President and  Chief Operating Officer of  Sun
  Executive Officer                                     Company,  Inc. from  1987 to 1988,  and was  a director of that company during  the same period.  Previously, he  was
                                                        President  of the Company and  Group Vice President of Sun
                                                        Company, Inc. Mr. Hauptfuhrer is also a director of Quaker
                                                        Chemical Corporation  and  Chairman  of  the  Natural  Gas
                                                        Supply  Association.  He  is  a  member  of  the  board of trustees of  Princeton University.  Mr. Hauptfuhrer  is  a member  of the  Conference Board  and the  Dallas Symphony
                                                        Association Board of Governors.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
            POSITION WITH ORYX ENERGY CO.                                    PAST FIVE YEARS
- -----------------------------------------------------  -----------------------------------------------------------
David S. Hollingsworth, 65 ..........................  Mr. Hollingsworth served as Chairman of the Board and Chief
 Director                                               Executive Officer of Hercules Incorporated from 1987 until his retirement on December 31, 1990. From 1986 to 1987, he was Vice Chairman of the same company. Previously, he  was
                                                        Vice  President  with various  responsibilities, including corporate planning and marketing.  Mr. Hollingsworth is  a member  of the  board of  directors of  the Delaware Trust
                                                        Company. Prior to his retirement, Mr. Hollingsworth was  a member  of the board  of directors of  the U.S. Chamber of
                                                        Commerce. He  was  also a  member  of the  board  and  the executive  committee  of both  the  Chemical Manufacturers
                                                        Association and  the  Medical  Center of  Delaware  and  a
                                                        member of the Delaware Business Roundtable.
Robert L. Keiser, 51 ................................  Mr. Keiser has been in this position since January 1, 1992.
 President, Chief Operating Officer and                 He  was President and Chief Executive Officer of Oryx U.K.
  Director                                              Energy Company from January 1, 1990 through December 1991.
                                                        He was also Vice President, International Exploration  and
                                                        Production  for the Company from January 1990 until August
                                                        1990 and from April 1991 through December 1991. From  July
                                                        1988  to November 1988, he was  a director of the Company.
                                                        From July 1987  to December 1989,  he was Vice  President,
                                                        Planning  and  Development of  the  Company. From  1986 to
                                                        1987, he was Operations Manager, International Exploration
                                                        and Production of the Company.
Thomas W. Lynch, 64 .................................  Mr. Lynch  has been  a  Vice President  for the  past  five
 Vice President and General Counsel                     years.  He has been General Counsel since November 1, 1988 and, previous thereto, he was Chief Counsel of Oryx Energy
                                                        Company.
Edward W. Moneypenny, 52 ............................  Mr. Moneypenny  has been  in  this position  since  January
 Senior Vice President, Finance, and Chief              1992.  From 1983 to  1991, he was  Vice President, Finance
  Financial Officer                                     and Chief Financial Officer  of Oryx Energy Company.  From
                                                        1983  to  1988,  he  was  also  Treasurer  of  Oryx Energy
                                                        Company.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
            POSITION WITH ORYX ENERGY CO.                                    PAST FIVE YEARS
- -----------------------------------------------------  -----------------------------------------------------------
Charles H. Pistor, Jr., 63 ..........................  Mr. Pistor has  been the Vice  Chair of Southern  Methodist
 Director                                               University  since October  1991. He served  as Chairman of
                                                        the  Board  and  Chief  Executive  Officer  of   NorthPark
                                                        National  Bank  from  1988  to 1990.  He  retired  as Vice
                                                        Chairman of First  RepublicBank Corporation, and  Chairman
                                                        and  Chief Executive Officer of First RepublicBank Dallas,
                                                        N.A. in April 1988. Before  that time, he was Chairman  of the  Board  and  Chief Executive  Officer  of RepublicBank
                                                        Dallas,  N.A.  Mr.  Pistor  is  a  past-president  of  the
                                                        American  Bankers Association. Mr. Pistor also serves as a director of  AMR Corporation,  American Brands,  Inc.  and
                                                        Centex  Corporation. He is a trustee of Southern Methodist
                                                        University.
Paul R. Seegers, 64 .................................  Mr. Seegers  is President  of Seegers  Enterprises. He  was
 Director                                               Chairman of the Board of Centex Corporation from July 1988 until  his retirement in July 1991. From July 1985 to July
                                                        1988, he was  also its Chief  Executive Officer and,  from
                                                        July  1978 to July 1985, he was Vice Chairman and Co-Chief
                                                        Executive  Officer.  He  is  a  member  of  the  board  of directors  of Centex  Corporation and  is Chairman  of its
                                                        Executive Committee. Mr. Seegers is Chairman of the  Board
                                                        of   Methodist   Hospitals   of  Dallas,   a   trustee  of
                                                        Southwestern  Medical  Foundation  and  a  member  of  the
                                                        Advisory  Council  of Heidelberger  Zement  of Heidelberg,
                                                        Germany.
William P. Stokes, Jr., 52 ..........................  Mr. Stokes assumed this position on January 10, 1993.  From
 Vice President, Corporate Development and              January  1990  to  January  1993,  he  served  Oryx Energy
  Human Relations                                       Company as Vice President,  Planning and Development.  For
                                                        the  five  years  previous thereto,  Mr.  Stokes  held the position of  Manager  Western Production  Region  of  Oryx
                                                        Energy Company.
Barry L. Strong, 49 .................................  Mr.  Strong has  been in  this position  for the  past five
 Comptroller                                            years.
Frank B. Sweeney, 55 ................................  Mr. Sweeney assumed this position on July 31, 1988. For the
 Corporate Secretary                                    four years previous thereto, he served Oryx Energy Company as Chief  Counsel  and, at  various  times, he  served  as
                                                        Assistant  Secretary  for  Oryx  Energy  Company  and  its
                                                        subsidiaries.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
            POSITION WITH ORYX ENERGY CO.                                    PAST FIVE YEARS
- -----------------------------------------------------  -----------------------------------------------------------
Ian L. White-Thomson, 57 ............................  Mr. White-Thomson has  been President  and Chief  Executive
 Director                                               Officer  of U.S. Borax Inc. since 1988. Prior to that time he was Vice President,  Marketing and then Executive  Vice
                                                        President  of the same company. Mr. White-Thomson has been a director of U.S.  Borax Inc. since  1973. In 1985-86  he was Group Executive of Pennsylvania Glass Sand Corporation
                                                        and  Ottawa Silica Company, newly acquired subsidiaries of
                                                        U.S. Borax Inc., and  organized their combination as  U.S.
                                                        Silica,  of which company he  was Group Executive in 1987.
                                                        Mr. White-Thomson  has been  a  director of  the  American
                                                        Mining Congress since 1989 and he has previously served as a director and held several positions, including Chairman, of  the Chemical Industry  Council of California.  He is a
                                                        director  of   KCET  Community   Television  of   Southern
                                                        California. He was born and educated in England and became a U.S. citizen in 1982.
William F. Whitsitt, 49 .............................  Mr.  Whitsitt assumed  this position  on January  10, 1993.
 Vice President, Marketing and Public                   From November 1988 to January 1993, he served Oryx  Energy
  Affairs                                               Company as Vice President, Government Relations. From 1981
                                                        to  1988, he  served as Director,  Legislative Affairs for
                                                        Sun Company, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

    The directors, officers, and employees of the Company (the managing general partner) receive no direct compensation from the Partnership for their services to the Partnership. Such persons receive compensation from the Company, a substantial portion of which is generally reimbursed to the Company by the Partnership as costs allocable to it. (See Note 2 to the Consolidated Financial Statements.)

    The Partnership reimburses the Company for all direct costs and indirect costs associated with the Partnership's activities. For the year 1993, the Company received $104 million as reimbursement of costs allocable to the Partnership. Such amounts included salaries of employees and allocations of certain executive and administrative expenses. The aggregate amount reimbursed by the Partnership to the Company for salaries paid to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company other than the Chief Executive Officer was approximately $1,310,000 for 1993. (See Note 2 to the Consolidated Financial Statements.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides certain information regarding beneficial ownership of the limited partnership units of Sun Energy Partners, L.P. as of December 31, 1993:

                       UNITS OF SUN ENERGY PARTNERS, L.P.

                                                                                   NUMBER OF   PERCENT OF
                                BENEFICIAL OWNER                                     UNITS       CLASS
- --------------------------------------------------------------------------------  -----------  ----------
Oryx Energy Company
 13155 Noel Road
 Dallas, TX 75240-5067..........................................................  413,627,359      98.2 *
All Directors and Executive Officers of Managing General Partner (Oryx Energy
 Company) as a Group (19)**.....................................................        1,300

- ------------------------
 *Assumes  that Oryx Energy Company's  292,000,000 general partnership units are converted into limited partnership units of Sun Energy Partners, L.P.
**As of December 31, 1993, the  directors and executive officers of Oryx  Energy
  Company, as a group, beneficially owned less that one percent of the outstanding shares of Oryx Energy Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In its capacity as managing general partner of the Partnership, the Company controls the Partnership and its operations, and has served as a lender and borrower of funds for the Partnership. Following is a table which summarizes lending activities between the Partnership and the Company during the year ended December 31, 1993:

                                                         BALANCE DUE                                        BALANCE DUE
                                                          TO (FROM)                                          TO (FROM)
                                                         PARTNERSHIP                                        PARTNERSHIP
                                                      DECEMBER 31, 1992     RECEIPTS       PAYMENTS      DECEMBER 31, 1993
                                                     -------------------  -------------  -------------  -------------------
                                                                             (MILLIONS OF DOLLARS)
Variable Rate Advances to (from) Oryx Energy
 Company...........................................       $      20         $       1      $     (43)        $     (22)
                                                                ---               ---            ---               ---
                                                                ---               ---            ---               ---
9.75% Note Payable to Oryx Energy Company..........       $     (99)        $       -      $       8         $     (91)
                                                                ---               ---            ---               ---
                                                                ---               ---            ---               ---

    During 1993, the largest balance owed to the Partnership by the Company for variable rate advances was $20 million; the largest balance owed to the Company by the Partnership for variable rate advances was $69 million. The largest balance owed to the Company by the Partnership during 1992 under the 9.75% Note Payable was $99 million. Certain information required by this section is included in Notes to the Consolidated Financial Statements. See Notes 1, 2 and 8 and Schedules II, included elsewhere in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following Documents are filed as a part of this report:

        1.  Financial Statements:

    See Index to Financial Statements, Supplementary Financial and Operating Information and Financial Statement Schedules on page 12.

        2.  Financial Statement Schedules:

    See Index to Financial Statements, Supplementary Financial and Operating Information and Financial Statement Schedules on page 12. Other schedules are omitted because the information is shown elsewhere in this report, is not required or is not applicable.

        3.  Exhibits:

3(a)       --Second Amended  and  Restated  Agreement  of Limited  Partnership  of  Sun  Energy
             Partners, L.P., dated December 10, 1985 (incorporated by reference to Exhibit 3(a)
             of the Form SE filed March 20, 1986).
3(b)       --Certificate  of Limited Partnership of Sun Energy Partners, L.P., dated October 1,
             1985 (incorporated by reference to Exhibit 3(b) of the Partnership's Form 10-K for the one month ended December 31, 1985).
4(a)       --Deposit Agreement, made as  of December 3, 1985  among Sun Energy Partners,  L.P.,
             Manufacturers  Hanover Trust Company,  Sun Company, Inc.,  Oryx Energy Company and
             All Limited Partners in  Sun Energy Partners, L.P.  (incorporated by reference  to
             Exhibit 4(a) of the Form SE filed March 20, 1986).
4(b)       --Instruments  defining the  rights of  security holders,  including indentures: The
             Partnership will provide copies of the  instruments relating to long-term debt  to the SEC upon request.
22         --Affiliated  Operating Partnerships/Subsidiary Corporations of Sun Energy Partners,
             L.P. (incorporated by  reference to  Exhibit 22  of the  Form SE  filed March  18,
             1988).
25(a)      --Power  of  Attorney executed  by  certain officers  and  directors of  Oryx Energy
             Company, managing general partner of Sun Energy Partners, L.P.
25(b)      --Certified copy of the resolution authorizing certain officers to sign on behalf of
             Oryx Energy Company, managing general partner of Sun Energy Partners, L.P.
28(a)      --Agreement of  Limited  Partnership  of Sun  Operating  Limited  Partnership  dated
             November  18, 1985, as amended (incorporated by  reference to Exhibit 28(a) of the
             Form SE filed March 20, 1986).
28(b)      --Certificate of  Limited Partnership  of Sun  Operating Limited  Partnership  dated
             November 19, 1985 (incorporated by reference to Exhibit 28(b) of the Partnership's
             Form 10-K for the one month ended December 31, 1985).

    (b)  Reports on Form 8-K:

    The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1993.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SUN ENERGY PARTNERS, L.P.

                                          By:       ORYX ENERGY COMPANY
                                                    (MANAGING GENERAL PARTNER)

                                          *By: _____/s/_EDWARD W. MONEYPENNY____
                                                    Edward W. Moneypenny
                                               SENIOR VICE PRESIDENT, FINANCE,
                                                 AND CHIEF FINANCIAL OFFICER
Date March 14, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities with Oryx Energy Company, Managing General Partner, and on the date indicated:

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------
                WILLIAM E. BRADFORD**
                 William E. Bradford                                  Director
                  CAROL E. DINKINS**
                   Carol E. Dinkins                                   Director
                   ROBERT B. GILL**
                    Robert B. Gill                                    Director
               C. JACKSON GRAYSON, JR**
               C. Jackson Grayson, Jr.                                Director
                                                          Chairman of the Board, and Chief
               ROBERT P. HAUPTFUHRER**                       Executive Officer (Principal          March 14, 1994
                Robert P. Hauptfuhrer                             Executive Officer)
               DAVID S. HOLLINGSWORTH**
                David S. Hollingsworth                                Director
                  ROBERT L. KEISER**                     President, Chief Operating Officer
                   Robert L. Keiser                                  and Director
               CHARLES H. PISTOR, JR**
                Charles H. Pistor, Jr.                                Director
                  PAUL R. SEEGERS**
                   Paul R. Seegers                                    Director
                IAN L. WHITE-THOMSON**
                 Ian L. White-Thomson                                 Director
            **By: /s/EDWARD W. MONEYPENNY
                 Edward W. Moneypenny
                   ATTORNEY-IN-FACT

- ------------------------
 *Attorney-in-Fact  pursuant  to Resolution  of the  Board  of Directors  of the
  Managing General Partner which is being filed as an Exhibit to this Form 10-K. **A Power of Attorney authorizing Robert P. Hauptfuhrer and Edward W.
  Moneypenny, and each of them, to sign this Form 10-K Annual Report on behalf of Sun Energy Partners, L.P. is being filed as an Exhibit to this Form 10-K.

                      PRINCIPAL OFFICERS AND DIRECTORS OF
                              ORYX ENERGY COMPANY

MANAGING GENERAL PARTNER

Jerry W. Box
  Senior Vice President, Exploration and Production
William E. Bradford
  Director
David F. Chavenson
  Treasurer
Carol E. Dinkins
  Director
Sherri T. Durst
  General Auditor
Robert B. Gill
  Director
C. Jackson Grayson, Jr.
  Director
Robert P. Hauptfuhrer
  Chairman of the Board and Chief Executive Officer
David S. Hollingsworth
  Director
Robert L. Keiser
  President, Chief Operating Officer and Director
Thomas W. Lynch
  Vice President and General Counsel
Edward W. Moneypenny
  Senior Vice President, Finance, and Chief Financial Officer
Charles H. Pistor, Jr.
  Director
Paul R. Seegers
  Director
William P. Stokes, Jr.
  Vice President, Corporate Development and Human Relations
Barry L. Strong
  Comptroller
Frank B. Sweeney
  Corporate Secretary
Ian L. White-Thomson
  Director
William F. Whitsitt
  Vice President, Marketing and Public Affairs

EXECUTIVE OFFICES

  13155 Noel Road
  Dallas, TX 75240-5067
  Telephone (214) 715-4000

DEPOSITORY UNITS

  The depositary units are traded on the New York Stock Exchange, Inc. under the symbol SLP.

MARKET PRICE RANGES:

                                                  1993                  1992
                                           ------------------    ------------------
                                            HIGH        LOW       HIGH        LOW
                                           -------    -------    -------    -------
1st Quarter.............................   $ 8 7/8    $ 7 5/8    $ 9 1/8    $ 7 1/4
2nd Quarter.............................   $ 8 3/4    $ 6 7/8    $ 9        $ 7 5/8
3rd Quarter.............................   $ 8 1/4    $ 7 1/8    $ 9 3/8    $ 8 1/4
4th Quarter.............................   $ 9 1/8    $ 6        $ 9 1/4    $ 7 1/2

CASH DISTRIBUTIONS PAID PER UNIT:

                                           1993  1992
                                           ---   ---
1st Quarter.............................   $.25  $.28
2nd Quarter.............................   $.16  $.19
3rd Quarter.............................   $.23  $.18
4th Quarter.............................   $.18  $.22

TRANSFER AGENT, DEPOSITARY AND REGISTRAR

  Chemical Bank
  Shareholder Relations Department
  P.O. Box 24935
  New York, NY 10249
  1-800-648-8393

FOR UNITHOLDER ASSISTANCE, PLEASE CONTACT:

  Unitholder Relations
  Sun Energy Partners, L.P.
  c/o Oryx Energy Company
  Managing General Partner
  P.O. Box 2880
  Dallas, TX 75221-2880
  1-800-846-ORYX