Form 10-Q
period 1994-03-31
SUN ENERGY PARTNERS LP
filed 1994-05-13
CIK 778201

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1994
                                       ---------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to




Commission file number        1-9033
                             --------
                   SUN ENERGY PARTNERS, L.P.
                   -------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                             75-2070723
            --------                             ----------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)        Identification Number)


             13155 NOEL ROAD, DALLAS, TEXAS  75240-5067
             ------------------------------------------
 (Address of principal executive offices)      (Zip code)

                          (214) 715-4000
                          ---------------
           (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   Yes  X    No
                                                         ---

     The number of depositary units outstanding as of April 30, 1994 was 7,543,100.

                         SUN ENERGY PARTNERS, L.P.

                                   INDEX



                                                             Page
                                                             ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income for the
          Three Months Ended March 31, 1994 and 1993           3


          Condensed Consolidated Balance Sheets at March 31,
          1994 and December 31, 1993                           4


          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1994 and 1993       5


          Notes to Condensed Consolidated Financial Statements 6


          Report of Independent Accountants                    8


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  9



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                    11


SIGNATURE                                                     12

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             For the Three Months
(Millions of Dollars, Except                    Ended March 31
Per Unit Amounts)                            --------------------
                                              1994         1993
                                             --------------------
                                                 (Unaudited)
REVENUES
  Oil and gas                                $  162    $  168
  Other                                          (3)        -
                                             -------   -------
                                                159       168
                                             -------   -------
COSTS AND EXPENSES
  Operating costs                                48        51
  Production taxes                               11        12
  Exploration costs                              14         7
  Depreciation, depletion and amortization       63        64
  General and administrative expense             18        26
  Interest and debt expense                       3         2
  Provision for restructuring (Note 2)           84         -
                                             -------   -------
                                                241       162
                                             -------   -------
Net Income (Loss)                            $  (82)   $    6
                                             =======   =======
Net Income (Loss) Per Unit                   $ (.19)   $  .01
                                             =======   =======
Cash Distributions Paid to Unitholders       $   34    $  103
                                             =======   =======
Cash Distributions Per Unit                  $  .08    $  .25
                                             =======   =======
Weighted Average Number of Units
  Outstanding (in thousands)                421,171   412,455
                                            ========  ========

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        March 31      December 31
(Millions of Dollars)                     1994             1993
                                        -------------------------
                                                (Unaudited)
ASSETS
Current Assets
  Cash and short-term investments       $     4        $     4
  Accounts and notes receivable and
    other current assets                    105            113
                                        --------       --------
Total Current Assets                        109            117

Properties, Plants and Equipment
  (Note 3)                                1,510          1,625
Deferred Charges and Other Assets            81             80
                                        --------       --------
Total Assets                            $ 1,700        $ 1,822
                                        ========       ========
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Advances from affiliate               $    48        $    22
  Accounts payable                           68             92
  Accrued liabilities                        55             58
  Current portion of long-term debt
    due affiliate                             9              9
  Current portion of long-term debt           3              5
                                        --------       --------
Total Current Liabilities                   183            186

Long-Term Debt due Affiliate                 80             82
Long-Term Debt                                4              4
Deferred Credits and Other Liabilities       24             25

Partners' Capital (Note 4)
  Limited partnership interests             432            468
  General partnership interests             977          1,057
                                        --------       --------
Partners' Capital                         1,409          1,525
                                        --------       --------
Total Liabilities and Partners' Capital $ 1,700        $ 1,822
                                        ========       ========

The successful efforts method of accounting is followed.


                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Three Months
                                                 Ended March 31
                                             --------------------
(Millions of Dollars)                          1994        1993
                                             --------------------
                                                 (Unaudited)
CASH FROM OPERATING ACTIVITIES
  Net income (loss)                           $  (82)     $    6
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
    Depreciation, depletion and amortization      63          64
     Dry hole costs and leasehold impairment       8           -
     Loss on divestments                           2           1
     Provision for restructuring                  84           -
     Other                                        (1)          1
                                              -------     -------
                                                  74          72
     Changes in working capital:
       Accounts and notes receivable and
         other current assets                      7          50
       Accounts payable, accrued liabilities
         and advances from affiliates              -         (28)
                                              -------     -------
Net Cash Flow Provided From Operating
  Activities                                      81          94
                                              -------     -------

CASH AND CASH EQUIVALENTS FROM INVESTING ACTIVITIES
  Capital expenditures                           (39)        (22)
  Proceeds from divestments                        -          13
  Other                                           (4)         (2)
                                              -------     -------
Net Cash Flow Used For Investing Activities      (43)        (11)
                                              -------     -------

CASH AND CASH EQUIVALENTS FROM FINANCING ACTIVITIES
  Repayments of long-term debt                    (4)         (3)
  Cash distributions paid to unitholders         (34)       (103)
                                              -------     -------
Net Cash Flow Used For Financing Activities      (38)       (106)
                                              -------     -------
Changes In Cash and Cash Equivalents               -         (23)
Cash and Cash Equivalents at Beginning of Period   4          27
                                              -------     -------
Cash and Cash Equivalents at End of Period    $    4      $    4
                                              =======     =======
                            (See Accompanying Notes)

                         SUN ENERGY PARTNERS, L.P.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the three months ended March 31, 1994 are not necessarily indicative of the results for the full year 1994.

Statements of Cash Flows

Amounts paid for interest were as follows:
                                     Three Months Ended March 31
                                       1994           1993
                                     ---------------------------
                                       (Millions of Dollars)
Interest paid (net of capitalized
       amounts)                       $  2            $  2

In accordance with Statement of Financial Accounting Standards
No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed Consolidated
Statements of Cash Flows.

2.   Provision for Restructuring

In March 1994, Oryx Energy Company (Company) adopted plans designed to achieve significant future cost reductions for the Partnership by disposing of certain assets. Associated therewith, the Partnership recognized a $84 million charge in the first quarter of 1994. Management of the Company expects the Partnership to realize about $35 million annual cost reductions in 1995.

During 1993, the Properties included in the divestment plan accounted for about four percent of the Partnership's oil and gas production and at December 31, 1993, they accounted for about eight percent of the Partnership's net investment in properties, plants and equipment. Management of the Company expects to complete the asset disposals during 1994.



3.   Properties, Plants and Equipment

                                        March 31     December 31
                                         1994            1993
                                        -------------------------
                                         (Millions of Dollars)

     Gross investment ...............   $4,267         $4,247
     Less accumulated depreciation,
       depletion and amortization ...    2,757          2,622
                                        ------         ------
     Net investment                     $1,510         $1,625
                                        ======         ======

4.   Partners' Capital

At March 31, 1994, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of March 31, 1994, there was a total of 421.2 million units outstanding.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:


We have made a review of the condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                   COOPERS & LYBRAND

Dallas, Texas
May 9, 1994

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


FINANCIAL CONDITION

At March 31, 1994 and December 31, 1993, the Partnership's cash and cash equivalents were $4 million. Cash flows for the first quarter of 1993 included $81 million provided from operating activities, $43 million used for investing activities and $38 million used for financing activities. The $81 million net cash flow provided from operating activities was comprised of $74 million net cash flow provided from operating activities before changes in current assets and liabilities and $7 million of net cash flow provided from changes in current assets and liabilities. The $74 million net cash flow provided from operating activities before changes in current assets and liabilities was unfavorably impacted by declines in crude oil prices and volumes partially offset by an increase in natural gas volumes and prices. The $7 million net cash flow provided from changes in current assets and liabilities consisted of a $7 million decrease in accounts and notes receivable and other current assets.

The $43 million net cash flow used for investing activities primarily consisted of $39 million used for capital expenditures.

The $38 million net cash flow used for financing activities resulted from the scheduled payment of $4 million of long-term debt and $34 million of cash distributions paid to unitholders.

In March 1994, Oryx Energy Company adopted plans designed to achieve significant future cost reductions for the Partnership by disposing of certain assets. Associated therewith, the Partnership recognized a $84 million charge in the first quarter of 1994. Management of Oryx Energy Company expects the Partnership to realize about $35 million of cost reductions in 1995 resulting from the asset disposals.

During 1993, the properties included in the divestment plan accounted for about four percent of the Partnership's oil and gas production and at December 31, 1993, they accounted for about eight percent of the Partnership's net investment in properties, plants and equipment. Management of Oryx Energy Company expects to complete the asset disposals during 1994.

A first quarter cash distribution in the amount of $.08 per unit was paid on March 10, 1994. A second quarter cash distribution of $.07 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on June 10, 1994 to unitholders of record on May 20, 1994.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations - (continued)

RESULTS OF OPERATIONS

The net loss for the first quarter of 1994 was $82 million, compared to net income of $6 million in the first quarter of
1993.   The first quarter 1994 net loss includes a special $84
million charge for costs associated with the Partnership's planned onshore divestments and $2 million in losses related to asset sales. By comparison, the 1993 first quarter includes a $1 million loss on assets sales. Excluding these items, the Partnership generated $4 million of operating income this quarter versus $7 million of operating income in the same quarter last year. Excluding the restructuring provision, total costs and expenses decreased $5 million as a result of reductions in production costs and general and administrative expenses, partially offset by increased dry hole costs.

Average net production of crude oil and condensate was 50 thousand barrels daily during the first quarter of 1994 compared to an average net production of 56 thousand barrels daily for the first quarter of 1993. The average crude oil and condensate price in the first quarter of 1994 decreased to $12.72 per barrel, as compared to $17.31 per barrel in the same period last year.

Average net production of natural gas for the first quarter of 1994 was 548 million cubic feet daily or eight percent higher than average net production of 509 million cubic feet daily for the same period in 1993. The average natural gas price for the first quarter of 1994 was $2.12 per thousand cubic feet, as compared to $1.78 per thousand cubic feet in the same period last year.

                                 PART II

                             OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K:

          On March 17, 1994, the Partnership filed a Form 8-K to
report a plan for disposing of certain assets.   See Note 2 to
the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.



                            ******************


     We are pleased to furnish this report to unitholders who request it by writing to:

          Sun Energy Partners, L.P. Unitholder Relations
          c/o Oryx Energy Company
          Managing General Partner
          P.O. Box 60
          Dallas, Texas  75221-0060

                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     SUN ENERGY PARTNERS, L.P.





BY     ORYX ENERGY COMPANY
     (Managing General Partner)



BY   /s/ E. W. Moneypenny
    ----------------------
     E. W. Moneypenny
     (Senior Vice President, Finance, and Chief Financial
      Officer)


DATE:     May 12, 1994