Form 10-Q
period 1994-06-30
SUN ENERGY PARTNERS LP
filed 1994-08-15
CIK 778201

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1994
                                      ---------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to


Commission file number        1-9033
                             -------
                   SUN ENERGY PARTNERS, L.P.
                  ---------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                             75-2070723
           ---------                            -----------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification Number)


           13155 NOEL ROAD, DALLAS, TEXAS 75240-5067
          -------------------------------------------
 (Address of principal executive offices)    (Zip code)

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


     The number of depositary units outstanding as of July 31, 1994 was 7,543,100.

                SUN ENERGY PARTNERS, L.P.

                         INDEX



                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
        Three and Six Months Ended June 30, 1994 and 1993     3

        Condensed Consolidated Balance Sheets at June 30,
        1994 and December 31, 1993                            4

        Condensed Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1994 and 1993       5

        Notes to Condensed Consolidated Financial Statements  6

        Report of Independent Accountants                     8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                    12

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      For the Three Months     For the Six Months
(Millions of Dollars,     Ended June 30           Ended June 30
Except Per Unit Amounts)1994         1993       1994        1993
                        ----         ----       ----        ----
                                       (Unaudited)
REVENUES
  Oil and gas           $  158    $  186    $  325    $  354
  Other                     (4)        -       (12)        -
                        -------   -------   -------   -------
                           154       186       313       354
                        -------   -------   -------   -------
COSTS AND EXPENSES
  Operating costs           49        47        98       100
  Production taxes          11        15        22        27
  Exploration costs         19        11        35        19
  Depreciation, depletion
    and amortization        56        61       119       125
  General and administrative
    expense                 15        15        30        38
  Interest and debt
    expense                  4         4         7         6
  Provision for
    restructuring (Note 2)   -         -        84         -
                        -------   -------   -------   -------
                           154       153       395       315
                        -------   -------   -------   -------
Net Income (Loss)       $    -    $   33    $  (82)   $   39
                        =======   =======   =======   =======
Net Income (Loss) Per
  Unit                  $    -    $  .08    $ (.19)   $  .09
                        =======   =======   =======   =======
Cash Distributions Paid
  to Unitholders        $   29    $   66    $   63    $  169
                        =======   =======   =======   =======
Cash Distributions Per
  Unit                  $  .07    $  .16    $  .15    $  .41
                        =======   =======   =======   =======
Weighted Average Number
  of Units Outstanding
  (in thousands)         421,171   412,455   421,171   412,455
                         =======   =======   =======   =======


                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                       June 30        December 31
(Millions of Dollars)                   1994               1993
                                       ------          ----------
                                    (Unaudited)
Assets

Current Assets
  Cash and short-term investments      $     3        $     4
  Accounts and notes receivable and
    other current assets                   135            113
                                       --------       --------
Total Current Assets                       138            117

Properties, Plants and Equipment
  (Note 3)                               1,466          1,625
Deferred Charges and Other Assets           81             80
                                       --------       --------
Total Assets                           $ 1,685        $ 1,822
                                       ========       ========

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Advances from affiliate              $    42        $    22
  Accounts payable                          77             92
  Accrued liabilities                       68             58
  Current portion of long-term debt
    due affiliate                            9              9
  Current portion of long-term debt          1              5
                                       --------       --------
Total Current Liabilities                  197            186

Long-Term Debt due Affiliate                78             82
Long-Term Debt                               3              4
Deferred Credits and Other Liabilities      27             25

Partners' Capital (Note 4)
  Limited partnership interests            423            468
  General partnership interests            957          1,057
                                       --------       --------
Partners' Capital                        1,380          1,525
                                       --------       --------
Total Liabilities and Partners'
  Capital                              $ 1,685        $ 1,822
                                       ========       ========

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Six Months
                                                Ended June 30
(Millions of Dollars)                      1994              1993
                                           ----              ----
                                                 (Unaudited)
CASH FROM OPERATING ACTIVITIES
  Net income (loss)                        $  (82)        $   39
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
     Depreciation, depletion and
       amortization                           119            125
     Dry hole costs and leasehold impairment   22              3
     Loss on divestments                        3              -
     Provision for restructuring               84              -
     Other                                      1              -
                                           -------        -------
                                              147            167
     Changes in working capital:
       Accounts and notes receivable and
         other current assets                 (23)            18
       Accounts payable and accrued
         liabilities and advances from
           affiliates                          17             21
                                           -------        -------
Net Cash Flow Provided From Operating
  Activities                                  141            206
                                           -------        -------
INVESTING ACTIVITIES
  Capital expenditures                        (69)           (67)
  Proceeds from divestments                     3             20
  Other                                        (4)            (4)
                                           -------        -------
Net Cash Flow Used For Investing
  Activities                                  (70)           (51)
                                          -------        -------
FINANCING ACTIVITIES
  Repayments of long-term debt                 (9)            (7)
  Cash distributions paid to unitholders      (63)          (169)
                                           -------        -------
Net Cash Flow Used For Financing Activities   (72)          (176)
                                           -------        -------
CHANGES IN CASH AND CASH EQUIVALENTS           (1)           (21)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                     4             27
                                           -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $    3         $    6
                                           =======        =======

                            (See Accompanying Notes)

                         SUN ENERGY PARTNERS, L.P.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the six months ended June 30, 1994 are not necessarily indicative of the results for the full year 1994.

Statements of Cash Flows

     Amounts paid for interest were as follows:

                                         Six Months Ended June 30
                                              1994        1993
                                              ----        ----
                                           (Millions of Dollars)
  Interest paid (net of capitalized
  amounts)                                   $  7         $  6

     In accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed
Consolidated Statements of Cash Flows.

2.   Provision for Restructuring

     In March 1994, Oryx Energy Company (Company) adopted plans designed to achieve significant future cost reductions for the Partnership by disposing of certain assets. Associated therewith, the Partnership recognized an $84 million charge in the first quarter of 1994. Management of the Company expects the Partnership to realize about $60 million of cost reductions in 1995 resulting from a combination of asset disposals and reduced management fees as a result of the Company's major cost reduction program.

     During 1993, the properties included in the divestment plan accounted for about four percent of the Partnership's oil and gas production and at December 31, 1993, they accounted for about eight percent of the Partnership's net investment in properties, plants and equipment. Management of the Company expects to complete the asset disposals during 1994.

3.   Properties, Plants and Equipment
                                            June 30   December 31
                                              1994         1993
                                              ----         ----
                                            (Millions of Dollars)

     Gross investment ...............        $4,172       $4,247
     Less accumulated depreciation,
       depletion and amortization ...         2,706        2,622
                                             ------       ------
     Net investment                          $1,466       $1,625
                                             ======       ======

4.   Partners' Capital

     At June 30, 1994, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of June 30, 1994, there was a total of 421.2 million units outstanding.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:


We have made a review of the condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of June 30, 1994, the related condensed consolidated statements of income for the three and six months ended June 30, 1994 and 1993 and the related condensed consolidated statements of cash flows for the six months ended June 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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


COOPERS & LYBRAND L.L.P.

Dallas, Texas
August 11, 1994

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FINANCIAL CONDITION

At June 30, 1994, cash and cash equivalents were $3 million compared to $4 million at December 31, 1993. The $1 million decrease in cash and cash equivalents was comprised of $141 million provided from operating activities, $70 million used for investing activities and $72 million used for financing activities. The $141 million net cash flow provided from operating activities was comprised of $147 million net cash flow provided from operating activities before changes in current assets and liabilities and $6 million net cash flow used for changes in current assets and liabilities. The $147 million net cash flow provided from operating activities before changes in current assets and liabilities was unfavorably impacted by declines in crude oil prices and volumes partially offset by an increase in natural gas volumes and prices. The $6 million net cash flow used for changes in current assets and liabilities consisted of a $23 million increase in accounts and notes receivable and other current assets, partially offset by a $17 million increase in accounts payable and accrued liabilities.

The $70 million net cash flow used for investing activities consisted primarily of $69 million used for capital expenditures, partially offset by $3 million of proceeds from divestments. The $72 million net cash flow used for financing activities resulted from the scheduled payment of $9 million of long-term debt and $63 million cash distributions paid to unitholders.

In March 1994, Oryx Energy Company adopted plans designed to achieve significant future cost reductions for the Partnership by disposing of certain assets. Associated therewith, the Partnership recognized an $84 million charge in the first quarter of 1994. Management of Oryx Energy Company expects the Partnership to realize about $60 million of cost reductions in 1995 resulting from a combination of asset disposals and reduced management fees as a result of Oryx Energy Company's major cost reduction program.

During 1993, the properties included in the divestment plan accounted for about four percent of the Partnership's oil and gas production and at December 31, 1993, they accounted for about eight percent of the Partnership's net investment in properties, plants and equipment. Management of Oryx Energy Company expects to complete the asset disposals during 1994.

A second quarter cash distribution of $.07 per unit was paid on June 10, 1994. A third quarter cash distribution of $.07 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on September 9, 1994 to unitholders of record on August 19, 1994.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations - continued

RESULTS OF OPERATIONS - SIX MONTHS

The net loss for the first six months of 1994 was $82 million, compared to net income of $39 million in the first six months of 1993. Revenues for the six months were $313 million in 1994 versus $354 million in 1993. Year-to-date 1994 results include a special $84 million restructuring charge and $3 million of losses on asset sales.

Production of crude oil and condensate was 49 thousand barrels daily during the first six months of 1994 compared to production of 55 thousand barrels daily for the first six months of 1993. The crude oil and condensate price in the first six months of 1994 decreased to $13.99 per barrel, as compared to $17.37 per barrel in the same period last year.

Production of natural gas for the first six months of 1994 was 531 million cubic feet daily compared to production of 519 million cubic feet daily for the same period in 1993. The natural gas price for the first six months of 1994 was $2.03 per thousand cubic feet, as compared to $1.92 per thousand cubic feet in the same period last year.

RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported break-even results for the second quarter of 1994, compared to net income of $33 million, or $.08 per unit, in the second quarter of 1993. Revenues for the 1994 quarter were $154 million versus $186 million for the 1993 quarter.

In the quarter-to-quarter comparison, oil production decreased 7 thousand barrels per day and gas production decreased 13 million cubic feet per day. Comparing prices for the second quarter of 1994 versus 1993, oil fell by $2.16 per barrel and natural gas fell by $.14 per mcf.

Production of crude oil and condensate for the second quarter of 1994 was 48 thousand barrels daily compared to production for the second quarter of 1993 of 55 thousand barrels daily. The average crude oil and condensate price in the second quarter of 1994 decreased to $15.28 per barrel, as compared to $17.44 per barrel in the same period in 1993.

Production of natural gas for the second quarter of 1994 was 515 million cubic feet daily compared to production of 528 million cubic feet daily for the second quarter of 1993. The average natural gas price in the second quarter of 1994 was $1.92 per thousand cubic feet, as compared to $2.06 per thousand cubic feet in the same period in 1993.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K:

          The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1994.


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


     SUN ENERGY PARTNERS, L.P.





BY     ORYX ENERGY COMPANY
     (Managing General Partner)



BY   /s/ E. W. Moneypenny
    ---------------------
     E. W. Moneypenny
     (Senior Vice President, Finance, and Chief Financial
      Officer)


DATE: August 11, 1994