Form 10-Q
period 1994-09-30
SUN ENERGY PARTNERS LP
filed 1994-11-15
CIK 778201

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1994
                                      --------------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                                ---------------    -----------

Commission file number        1-9033
                             --------

                   SUN ENERGY PARTNERS, L.P.
                  ---------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                             75-2070723
           ----------                           ------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification Number)


            13155 NOEL ROAD, DALLAS, TEXAS  75240-5067
           -------------------------------------------
 (Address of principal executive offices)    (Zip code)

                          (214) 715-4000
                         ----------------
           (Registrant's telephone number, including area code)

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

     The number of depositary units outstanding as of October 31, 1994 was 7,543,100.

                SUN ENERGY PARTNERS, L.P.

                         INDEX


                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

   Condensed Consolidated Statements of Income for the
   Three and Nine Months Ended September 30, 1994 and 1993    3

   Condensed Consolidated Balance Sheets at September 30,
   1994 and December 31, 1993                                 4

   Condensed Consolidated Statements of Cash Flows for
   the Nine Months Ended September 30, 1994 and 1993          5

   Notes to Condensed Consolidated Financial Statements       6

   Report of Independent Accountants                          8

 Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                        9


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                    12

SIGNATURE                                                    13

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     For the Three Months     For the Nine Months
(Millions of Dollars,  Ended September 30      Ended September 30
Except Per Unit Amounts) 1994        1993        1994      1993
                        ------      ------      ------    ------
                                      (Unaudited)
REVENUES
  Oil and gas           $  145      $  168      $  470    $  522
  Other                      3          (3)         (9)       (3)
                        -------     -------     -------    ------
                           148         165         461       519
                        -------     -------     -------    ------
COSTS AND EXPENSES
  Operating costs           51          49         149       149
  Production taxes          11          10          33        37
  Exploration costs          5           8          40        27
  Depreciation, depletion
    and amortization        56          65         175       190
  General and admini-
    strative expense        11          15          41        53
  Interest and debt
    expense                  3           4          10        10
  Provision for
    restructuring (Note 2)   -           -          84         -
                        -------     -------     -------    ------
                           137         151         532       466
                        -------     -------     -------    ------
Net Income (Loss)       $   11      $   14      $  (71)   $   53
                        =======     =======     =======   =======
Net Income (Loss) Per
  Unit                  $  .03      $  .03      $ (.17)   $  .13
                        =======     =======     =======   =======


Cash Distributions Paid
  to Unitholders        $   29      $   95      $   92    $  264
                        =======     =======     =======   =======
Cash Distributions Per
  Unit                  $  .07      $  .23      $  .22    $  .64
                        =======     =======     =======   =======
Weighted Average Number
  of Units Outstanding
  (in thousands)       421,171     412,550     421,171   412,487
                       =======     =======     =======   =======

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   September 30       December 31
(Millions of Dollars)                  1994               1993
                                      ------             ------
                                    (Unaudited)
ASSETS
Current Assets
  Cash and short-term investments    $    12            $     4
  Accounts and notes receivable
    and other current assets              98                113
                                     --------           --------
Total Current Assets                     110                117

Properties, Plants and Equipment
  (Note 3)                             1,457              1,625
Deferred Charges and Other Assets         79                 80
                                     --------           --------
Total Assets                         $ 1,646            $ 1,822
                                     ========           ========

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Advances from affiliate            $    38            $    22
  Accounts payable                        65                 92
  Accrued liabilities                     68                 58
  Current portion of long-term debt
    due affiliate                          9                  9
  Current portion of long-term debt        2                  5
                                     --------           --------
Total Current Liabilities                182                186

Long-Term Debt Due Affiliate              75                 82
Long-Term Debt                             3                  4
Deferred Credits and Other Liabilities    24                 25

Partners' Capital (Note 4)
  Limited partnership interests          418                468
  General partnership interests          944              1,057
                                     --------           --------
Partners' Capital                      1,362              1,525
                                     --------           --------
Total Liabilities and Partners'
  Capital                            $ 1,646            $ 1,822
                                     ========           ========

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Nine Months
                                             Ended September 30
(Millions of Dollars)                      1994             1993
                                          ------           ------
                                                (Unaudited)
CASH FROM OPERATING ACTIVITIES
  Net income (loss)                       $  (71)         $   53
  Adjustments to reconcile net income
   (loss) to net cash from operating
   activities:
     Depreciation, depletion and
       amortization                          175             190
     Dry hole costs and leasehold
       impairment                             23               3
     Loss (gain) on divestments                5              (2)
     Provision for restructuring              84               -
     Other                                     1               2
                                          -------         -------
                                             217             246

     Changes in working capital:
       Accounts and notes receivable and
         other current assets                 14              31
       Accounts payable and accrued
         liabilities and advances from
         affiliates                           (1)              5
                                          -------         -------
Net Cash Flow Provided From Operating
  Activities                                 230             282
                                          -------         -------
INVESTING ACTIVITIES
  Capital expenditures                      (115)           (137)
  Proceeds from divestments                    3              37
  Other                                       (7)             (4)
                                          -------         -------
Net Cash Flow Used For Investing
  Activities                                (119)           (104)
                                          -------         -------
FINANCING ACTIVITIES
  Proceeds from borrowings of long-term
    debt                                       -               6
  Repayments of long-term debt               (11)            (12)
  Sale of limited partnership units            -              70
  Cash distributions paid to unitholders     (92)           (264)
                                          -------         -------
Net Cash Flow Used For Financing
  Activities                                (103)           (200)
                                          -------         -------


Changes In Cash and Cash Equivalents           8             (22)
Cash and Cash Equivalents at Beginning
  of Period                                    4              27
                                          -------         -------
Cash and Cash Equivalents at End of
  Period                                  $   12          $    5
                                          =======         =======

                            (See Accompanying Notes)

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

In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the nine months ended September 30, 1994 are not necessarily indicative of the results for the full year 1994.

  Statements of Cash Flows

  Amounts paid for interest were as follows:

                                   Nine Months Ended September 30
                                       1994             1993
                                      ------           ------
                                        (Millions of Dollars)
   Interest paid (net of capitalized
     amounts)                          $ 10             $ 10

  In accordance with Statement of Financial Accounting Standards
No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed Consolidated
Statements of Cash Flows.

2.   Provision for Restructuring

  In March 1994, Oryx Energy Company (Company) adopted plans designed to achieve significant future cost reductions for the Partnership by disposing of certain assets. Associated therewith, the Partnership recognized an $84 million charge in the first quarter of 1994. Management of the Company expects the Partnership to realize about $66 million of cost reductions in 1995 resulting from a combination of asset disposals and reduced management fees as a result of the Company's major cost reduction program.

  During 1993, the properties included in the divestment plan accounted for about four percent of the Partnership's oil and gas production and at December 31, 1993, they accounted for about eight percent of the Partnership's net investment in properties, plants and equipment. The asset disposals will be completed during the fourth quarter of 1994.

3.   Properties, Plants and Equipment
                                          June 30    December 31
                                            1994         1993
                                           ------       ------
                                           (Millions of Dollars)

     Gross investment ...............      $4,230        $4,247
     Less accumulated depreciation,
       depletion and amortization ...       2,773         2,622
                                           -------       -------
     Net investment                        $1,457        $1,625
                                           =======       =======

4.   Partners' Capital

     At September 30, 1994, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of September 30, 1994, there was a total of 421.2 million units outstanding.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P., and the Board of
Directors of Oryx Energy Company:


We have made a review of the condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of September 30, 1994, the related condensed consolidated statements of income for the three and nine months ended September 30, 1994 and 1993 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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




Dallas, Texas
November 7, 1994

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

FINANCIAL CONDITION

At September 30, 1994, cash and cash equivalents were $12 million compared to $4 million at December 31, 1993. The $8 million increase in cash and cash equivalents was comprised of $230 million provided from operating activities, $119 million used for investing activities and $103 million used for financing activities. The $230 million net cash flow provided from operating activities was comprised of $217 million net cash flow provided from operating activities before changes in current assets and liabilities and $13 million net cash flow provided from changes in current assets and liabilities. The $217 million net cash flow provided from operating activities before changes in current assets and liabilities was unfavorably impacted by declines in crude oil prices and volumes partially offset by an increase in natural gas volumes. The $13 million net cash flow provided from changes in current assets and liabilities consisted of a $14 million decrease in accounts and notes receivable and other current assets, partially offset by a $1 million decrease in accounts payable and accrued liabilities.

The $119 million net cash flow used for investing activities consisted primarily of $115 million used for capital expenditures. The $103 million net cash flow used for financing activities resulted from the scheduled payment of $11 million of long-term debt and $92 million of cash distributions paid to unitholders.

On behalf of the Partnership, Oryx Energy Company, from time to time, enters into oil and gas futures agreements to hedge the impact of price fluctuations on anticipated crude oil and natural gas sales. These agreements expose the Partnership to market risk in instances where the applied settlement price is greater than the ceiling price specified in the agreements, and to credit risk from nonperformance by the counterparties. The counterparties to the Partnership's oil and gas futures agreements are major financial institutions. The Partnership believes that losses from nonperformance by counterparties are unlikely to occur.

In March 1994, Oryx Energy Company adopted plans designed to achieve significant future cost reductions for the Partnership by disposing of certain assets. Associated therewith, the Partnership recognized an $84 million charge in the first quarter of 1994. Management of Oryx Energy Company expects the Partnership to realize about $66 million of cost reductions in 1995 resulting from a combination of asset disposals and reduced management fees as a result of Oryx Energy Company's major cost reduction program.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations - continued

FINANCIAL CONDITION - (continued)

During 1993, the properties included in the divestment plan accounted for about four percent of the Partnership's oil and gas production and at December 31, 1993, they accounted for about eight percent of the Partnership's net investment in properties, plants and equipment. The asset disposals will be completed during the fourth quarter of 1994.

An analysis of the 1994 provision for restructuring follows (in millions of dollars):

                                                Activity  Balance
                                     Initial     through     at
                                    Provision    9/30/94  9/30/94
                                    ---------   --------  -------

  Proceeds from Divestment of Assets*   (40)       (3)     (37)

  Book Value of Assets to be Divested*  124        48       76

      Total Provision                    84        45       39




* Proceeds from the divestment of assets and the book value of such assets are a result of the Partnership's program to consolidate its onshore position into 6 primary states. The asset disposals will be completed during the fourth quarter of 1994.


A third quarter cash distribution of $.07 per unit was paid on September 9, 1994. A fourth quarter cash distribution of $.05 per unit has been declared by Oryx
Energy Company's Board of Directors and
will be paid on December 9, 1994 to unitholders of record on November 18, 1994.

On September 1, 1994, a purchase and sale agreement was signed whereby the Partnership received
Conoco's royalty interest in the undeveloped Viosca Knoll 826 unit and, in exchange, Conoco will purchase the Partnership's interest in the undeveloped Mississippi Canyon 243 unit. The Partnership operates and owns a 50-percent interest in the four-block Viosca Knoll 826 unit where a multi-phase development plan is currently under consideration and should be finalized later this year. There were no plans to develop the Mississippi Canyon 243 discovery.

On October 13, 1994, Robert P. Hauptfuhrer, Chairman and CEO of Oryx Energy Company, announced his plans to retire effective December 1, 1994. The Board of Directors elected Robert L.
Keiser, current President and Chief Operating Officer, to succeed Hauptfuhrer on that same date as Oryx Energy Company's Chairman, Chief Executive Officer and President.

During the fourth quarter, the Partnership will complete the sale of its previously identified onshore assets culminating in $40 million in proceeds for the year. As a result of the consolidation of the onshore business, the Partnership expects to achieve the previously announced targeted $66 million annual cost reduction benefit in 1995.

RESULTS OF OPERATIONS - NINE MONTHS

The net loss for the first nine months of 1994 was $71 million, compared to net income of $53 million in the first nine months of 1993. Revenues for the nine months were $461 million in 1994 versus $519 million in 1993. Year-to-date 1994 results include a special $84 million restructuring charge and $5 million of losses on asset sales. In the same period last year gains from asset sales were $2 million.

Production of crude oil and condensate was 49 thousand barrels daily during the first nine months of 1994 compared to production of 55 thousand barrels daily for the first nine months of 1993. The crude oil and condensate price in the first nine months of 1994 decreased to $14.43 per barrel, as compared to $16.69 per barrel in the same period last year.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of
     Operations - continued

RESULTS OF OPERATIONS - NINE MONTHS - (continued)

Production of natural gas for the first nine months of 1994 was 533 million cubic feet daily compared to production of 518 million cubic feet daily for the same period in 1993. The natural gas price was $1.92 per thousand cubic feet for the first nine months of 1994 and 1993.

RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $11 million, or $.03 per unit, for the quarter ended September
30, 1994, compared to net income of $14 million, or $.03 per unit, for the same quarter last year.
Revenues for the 1994 third quarter were $148 million versus $165 million for the 1993 third quarter.

In the quarter-to-quarter comparison, oil production decreased 8 thousand barrels per day while gas production increased 20 million cubic feet per day. Comparing prices for the third quarter of 1994 versus 1993, oil was approximately the same while natural gas fell by $.19 per mcf.

Production of crude oil and condensate for the third quarter of 1994 was 47 thousand barrels daily compared to production for the third quarter of 1993 of 55 thousand barrels daily. The average crude oil and condensate price in the third quarter of 1994 increased to $15.34 per barrel, as compared to $15.33 per barrel in the same period in 1993.

Production of natural gas for the third quarter of 1994 was 536 million cubic feet daily compared to production of 516 million cubic feet daily for the third quarter of 1993. The average natural gas price in the third quarter of 1994 was $1.71 per thousand cubic feet, as compared to $1.90 per thousand cubic feet in the same period in 1993.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K:

          The Partnership did not file any reports on Form 8-K during the quarter ended
          September 30, 1994.


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


     SUN ENERGY PARTNERS, L.P.





BY     ORYX ENERGY COMPANY
     (Managing General Partner)



BY   /s/ E. W. Moneypenny
     E. W. Moneypenny
     (Senior Vice President, Finance, and Chief Financial
Officer)


DATE:     November 14, 1994