Form 10-K
SUN ENERGY PARTNERS LP
filed 1995-03-24
CIK 778201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                             OR

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

                                                                    Name of Each Exchange
                Title of Each Class                                  on Which Registered
---------------------------------------------------  ---------------------------------------------------
                 Depositary Units                               New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of the Depositary Units held by nonaffiliates of the Registrant as of February 28, 1995, was approximately $33 million.

    The number of Depositary Units outstanding as of February 28, 1995, was 7,543,100.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CERTAIN ABBREVIATIONS AND OTHER MATTERS

    As used herein, the following terms have specific meanings: "m" means thousand, "mm" means million, "bbl" means barrel, "mb" means thousands of barrels, "mmb" means millions of barrels, "mcf" means thousand cubic feet, "mmcf" means million cubic feet, "bcf" means billion cubic feet, "eb" means equivalent barrel, "mmeb" means millions of equivalent barrels, "b/d" means barrels per day, "mmcf/d" means million cubic feet per day, "ED&A" means exploration, development and acquisition and "FD&A" means finding, development and acquisition.

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

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
GENERAL

    Sun Energy Partners, L.P. (Sun Energy Partners) engages exclusively in the exploration and development of oil and gas in the United States. Sun Energy Partners is controlled by Oryx Energy Company and certain of its affiliates (together the Company), which is the managing general partner. As of December 31, 1994, the Company owned 98 percent of Sun Energy Partners. The remaining two percent interest is comprised of limited partnership interests held by public unitholders in the form of depositary units (Units). Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units which would reduce the Company's holdings below eighty-five percent of the outstanding units. Sun Energy Partners sold 8.7 million limited partnership units during 1993 to the Company. It did not sell any additional units in 1994 and does not expect to sell any in 1995.

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

    The Partnership has no officers or employees. Officers and employees of the Company perform all management functions required for Sun Energy Partners. As of December 31, 1994, the number of full-time employees of the Company was approximately 1,200.

    The Partnership's strategy is to target as future growth opportunities those areas where its advanced technological capabilities will have the greatest impact. The Partnership is focusing its efforts on high potential Gulf of Mexico prospects with lower-risk and shorter cycle times.

RESERVES

    As of December 31, 1994, the Partnership's proved reserves were an estimated 222 mmb of liquids and an estimated 1,320 bcf of natural gas which represents an aggregate of 442 mmeb of reserves. More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (Standardized Measure), are presented in the "Consolidated Financial Statements Supplementary Financial and Operating Information." The Partnership files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. The basis of reporting reserves to these authorities and agencies in some cases may not be comparable. However, the difference in estimates does not exceed five percent.

    The Partnership's production is exclusively in the United States and in 1994, the Partnership produced 52 mmeb. The Partnership seeks production replacement through a balanced approach that combines exploration, development and acquisition. In 1994, the Partnership replaced 81 percent of its production at a finding, development and acquisition cost of $4.36 per eb.

OFFSHORE

    EXPLORATION

    As of December 31, 1994, the Partnership held 341 thousand net undeveloped acres offshore, as compared to 384 thousand as of December 31, 1993. The Partnership owns interests in about 150 Gulf of Mexico blocks of which 98 are undeveloped. In 1994, the Partnership spent $4.3 million to acquire interests in 15 blocks.

    As of December 31, 1994, no exploratory wells were being drilled. The Partnership drilled 4 gross (3 net) exploratory wells offshore in 1994 and 7 gross (4 net) in 1993. Of the wells drilled in 1994, 1 gross (1 net) was successful.

    The Partnership's offshore exploration program will focus on projects in the Gulf of Mexico and make extensive use of proven technology. The Partnership will focus on projects with rapid cycle times located near existing infrastructure in water depths less than 1,200 feet.

    The Partnership owns a 99 percent interest in the four-block High Island 384 unit. The High Island 384 unit is composed of blocks 378, 379, 384 and 385 and is located approximately 112 miles off the Texas coast in water with an average depth of approximately 360 feet. In 1993, the Partnership announced an oil discovery in High Island 379. The HI-A-379 #1 discovery well encountered 179 feet of oil pay from three Pleistocene sands between 4,600 and 5,130 feet. In the early part of 1994, the Partnership announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay in two Basal Nebraskan sands between 14,300 and 14,410 feet. The combined production from the two discoveries is expected to peak at approximately 20 meb per day. This new development, which has been named the Patton Project, began production in January 1995.

    The Partnership also owns a 99 percent interest in the High Island A-576 block. The HI A-576 #1 discovery well encountered 168 feet of net pay from the Lower Pleistocene sands. The well is located 110 miles off the Texas coast in 290 feet of water and is 20 miles southwest of the Partnership's recent discoveries at High Island 379 and 385. This development, which has been named the Sherman Project, is expected to begin production in early 1996 with peak production of about 6 to 9 meb per day. An appraisal well was drilling at December 31, 1994.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate offshore was 9.6, 8.5 and 7.1 mbbls in 1994, 1993 and 1992. Average daily production of natural gas offshore was 201, 191 and 179 mmcf in 1994, 1993 and 1992.

    In the first quarter of 1994, the Partnership announced the results of an appraisal well on Garden Banks 260 Block. This was the third successful well on the block. The well encountered three zones containing hydrocarbons with a total of 183 feet of pay. This development, which has been named the Baldpate Project, is in federal waters offshore Texas in water depths of approximately 1,700 feet. The Partnership expects to begin production in 1998 with gross peak production of about 40 meb per day. The Partnership owns a 50 percent interest in a three-block area.

    The Partnership recently announced plans for the development of Viosca Knoll 826 which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. This development has been named the Neptune Project. First production is anticipated in 1997 with a gross peak rate of 24 to 30 meb per day. The Partnership operates the four-block Viosca Knoll unit and owns a 50 percent interest. The project will utilize a new type of floating production facility called a spar which is on the leading edge of today's technology. The spar is a cylindrical-shaped vessel which floats in a vertical position, similar to a buoy. Production risers will be routed through the cylinder to allow the spar to float around them. The field will be developed in multiple phases with the spar being moved from location to location. In the third quarter of 1994, the Partnership exchanged its interest in an undeveloped block in the Gulf of Mexico for a royalty interest in Viosca Knoll 826.

    As of December 31, 1994, the Partnership was drilling 8 gross and 5 net development wells. The Partnership drilled 16 gross (6 net) development wells offshore in 1994 and 16 gross (8 net) in 1993. Of the 16 gross (6 net) development wells drilled in 1994, 14 gross (5 net) were successful.

ONSHORE

    The onshore area continues to be a major contributor of production volumes and cash flow. The Partnership is applying 3-D technology in and around mature fields creating opportunities in new fault blocks and deeper pool horizons which provide primarily new gas volumes. To optimize crude oil volumes and cash flow, the Partnership will continue to exploit its waterflood operations. Assets are regularly subjected to performance reviews and divestments will continue to be made to upgrade the overall portfolio. The onshore will be managed for maximum cash flow generation.

    EXPLORATION

    The Partnership drilled 1 gross exploratory well onshore in 1994 which was successful. At December 31, 1994, no exploratory wells were being drilled.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate onshore was 37.8, 46.8 and 55.7 mb in 1994, 1993 and 1992. The decrease in 1994 crude oil and condensate production compared to 1993 and in 1993 compared to 1992 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 332, 326 and 399 mmcf in 1994, 1993 and 1992. The decrease in 1993 natural gas production compared to 1992 was due primarily to divestments.

    As of December 31, 1994, the Partnership was drilling or participating in the drilling of 33 gross (19 net) development wells onshore. Of the 80 gross (38 net) development wells drilled onshore, 76 gross (34 net) were successful during 1994.

    As part of an asset sale program, the Partnership sold substantially all its gas processing plant business in 1992. The Partnership's remaining gas plant business at December 31, 1994 consisted of 11 operated gas processing plants and interests in 4 others.

TABULAR INFORMATION

    The following table sets forth the Partnership's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1994 and 1993:

                                                                                 GROSS                  NET
                                                                          --------------------  --------------------
                                                                            1994       1993       1994       1993
                                                                          ---------  ---------  ---------  ---------
UNDEVELOPED ACREAGE
  Onshore...............................................................      1,142        997        566        429
  Offshore..............................................................        511        674        341        384
                                                                          ---------  ---------        ---        ---
    Total...............................................................      1,653      1,671        907        813
                                                                          ---------  ---------        ---        ---
                                                                          ---------  ---------        ---        ---


                                                                                 GROSS                  NET
                                                                          --------------------  --------------------
                                                                            1994       1993       1994       1993
                                                                          ---------  ---------  ---------  ---------
DEVELOPED ACREAGE
  Onshore...............................................................      1,137      1,599        625        861
  Offshore..............................................................        244        253         96        103
                                                                          ---------  ---------        ---        ---
    Total...............................................................      1,381      1,852        721        964
                                                                          ---------  ---------        ---        ---
                                                                          ---------  ---------        ---        ---

    The following table sets forth the Partnership's net exploratory and development oil and gas wells drilled in 1994, 1993 and 1992:

                                                                  EXPLORATORY       DEVELOPMENT
                                                                     WELLS             WELLS
                                                                ----------------  ----------------
                                                                1994  1993  1992  1994  1993  1992
                                                                ----  ----  ----  ----  ----  ----
Oil
  Onshore.....................................................    -     -     1    11    29    43
  Offshore....................................................    -     1     1     2     2     -
                                                                ----  ----  ----  ----  ----  ----
                                                                  -     1     2    13    31    43
                                                                ----  ----  ----  ----  ----  ----
                                                                ----  ----  ----  ----  ----  ----
Gas
  Onshore.....................................................    -     -     1    23    15    11
  Offshore....................................................    1     1     3     3     3     2
                                                                ----  ----  ----  ----  ----  ----
                                                                  1     1     4    26    18    13
                                                                ----  ----  ----  ----  ----  ----
                                                                ----  ----  ----  ----  ----  ----
Dry
  Onshore.....................................................    -     2     3     4     1     3
  Offshore....................................................    2     2     -     1     3     -
                                                                ----  ----  ----  ----  ----  ----
                                                                  2     4     3     5     4     3
                                                                ----  ----  ----  ----  ----  ----
                                                                ----  ----  ----  ----  ----  ----

    The following table sets forth the Partnership's gross and net producing oil and gas wells at December 31, 1994:

                                                                               GROSS*                 NET
                                                                        --------------------  --------------------
                                                                           OIL        GAS        OIL        GAS
                                                                        ---------  ---------  ---------  ---------
Onshore...............................................................      3,603        897      1,945        535
Offshore..............................................................         66        177         24         69
                                                                        ---------  ---------  ---------        ---
    Total.............................................................      3,669      1,074      1,969        604
                                                                        ---------  ---------  ---------        ---
                                                                        ---------  ---------  ---------        ---

------------------------
 *Gross producing wells include 197 multiple completion wells (more than one formation producing into the same well bore).

    The   following  table  sets  forth  the  Partnership's  average  daily  net production for 1994, 1993 and 1992:

                                                                                     1994       1993       1992
                                                                                   ---------  ---------  ---------
Crude & Condensate:
  (Thousands of barrels daily)
    Onshore......................................................................       37.8       46.8       55.7
    Offshore.....................................................................        9.6        8.5        7.1
                                                                                         ---        ---        ---
                                                                                        47.4       55.3       62.8
Processed Natural Gas:*
  (Thousands of barrels daily)...................................................        6.3        7.3       19.5
                                                                                         ---        ---        ---
                                                                                        53.7       62.6       82.3
                                                                                         ---        ---        ---
                                                                                         ---        ---        ---
Natural Gas:**
  (Millions of cubic feet daily)
    Onshore......................................................................        332        326        399
    Offshore.....................................................................        201        191        179
                                                                                         ---        ---        ---
                                                                                         533        517        578
                                                                                         ---        ---        ---
                                                                                         ---        ---        ---

------------------------
 *The Partnership sold substantially all of its gas plant business during  1992.
  (See Note 4 to the Consolidated Financial Statements.)

**Natural gas production includes unprocessed natural gas liquids.

    The following table sets forth the Partnership's average revenues and production costs per unit of oil and gas production for 1994, 1993 and 1992:

                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
Revenues:
  Crude oil & condensate (per barrel)....................................  $   14.69  $   15.96  $   18.51
  Crude oil, condensate & natural gas liquids (per barrel)...............  $   13.44  $   14.08  $   18.21
  Natural gas (per mcf)..................................................  $    1.87  $    1.96  $    1.72
  Average production cost per unit of oil and gas production (per
   equivalent barrel)*...................................................  $    4.54  $    4.56  $    4.12

------------------------
 *Average production cost consists of lease operating cost and production taxes.

ASSET DISPOSALS

    Assets are managed on a portfolio basis. The Partnership will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

    During 1994, the Partnership obtained 55, 38, and 7 percent of its crude production from primary, secondary and tertiary recovery methods. This compares to 49, 39 and 12 percent of its crude oil production in 1993. At December 31, 1994, the Partnership operated or participated in 3 major tertiary oil recovery programs that produced approximately 4 thousand net barrels of crude and condensate daily in 1994.

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

MARKETING OF OIL AND GAS

    DISTRIBUTION

    Crude oil, condensate and natural gas are distributed to end users through pipelines and/or trucks. In addition to end users, purchasers include intermediaries such as gatherers, transporters and traders. Sufficient distribution systems exist and are readily available in the areas of the Partnership's production to enable the Partnership to effectively market its oil and gas. In some instances, the Partnership owns an interest in these systems.

    CRUDE OIL AND CONDENSATE

    During 1994, sales of crude oil and condensate to the Partnership's top purchaser totaled approximately 8 percent of crude oil and condensate revenue. No other customer purchased more than 4 percent of the Partnership's sales of crude oil and condensate.

    Since most of the Partnership's crude oil and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Partnership believes that the loss of any major purchaser would not have a material adverse effect on the Partnership's business. In 1994, the ten largest customers accounted for approximately 22 percent of such sales.

    Currently, approximately 53 percent of sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Partnership or the purchaser, with substantially all of the remainder of the production being sold pursuant to contracts of varying terms of up to ten years in length.

    NATURAL GAS

    The Partnership's natural gas marketing strategies are designed to be effective in the current competitive environment. Sales of natural gas into short-term markets averaged 56 percent of total sales. At year-end over 50 percent of total sales were contracted to end-users of natural gas on a long-term basis. The Partnership's strategy is to sell to end-users that possess firm transportation rights from the producing basin to the city gate on major interstate pipelines. Contract length of these term sales ranges from one to ten years.

    During 1994, no individual customer accounted for more than five percent of the Partnership's natural gas sales. The ten largest customers accounted for approximately 13 percent of total gas sales during 1994.

    HEDGING

    Because   of  the  volatility  of  oil   and  gas  prices,  the  Partnership
periodically enters into crude oil and natural gas hedging activities.

REGULATION

    GENERAL

    The oil and gas industry is subject to regulation by national, state and local governments relating to such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and abandonment of a field (including restrictions on production and abandonment of production facilities). The industry is also subject to the payment of royalties and taxes, which tend to be high compared to those levied on other commercial activities. The Partnership cannot predict the impact of future regulatory and taxation initiatives.

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

    Based on the facts outlined above and the Partnership's ongoing analyses of the actions where it has been identified as a PRP, the Partnership believes that it has accrued sufficient reserves to absorb the ultimate cost of such actions and that such costs will not have a material impact on the Partnership's financial condition. While liability at superfund sites is typically joint and several, the Partnership has no reason to believe that defaults by other PRP's will result in liability of the Partnership materially larger than expected.

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

TECHNOLOGY

    The Partnership's exploration, development and production activities depend upon the use of applied technology. In support of this, the Partnership, through the Company, has 29 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Partnership's expenditures on technology activities, including its share of the Company's employee-related costs, were $11 million, $15 million and $15 million for the years 1994, 1993 and 1992, respectively.

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

ITEM 3. LEGAL PROCEEDINGS

    The Partnership is involved in a number of legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Partnership. Management of the Company believes that any liabilities which may arise would not be material. The Company intends to maintain liability and other insurance for the Partnership of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

    None.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
      UNITS AND RELATED SECURITY HOLDER MATTERS

    The depositary units of Sun Energy Partners, L.P. are traded on the New York Stock Exchange, Inc. The following table sets forth the high and low sales prices per unit, as reported on the New York Stock Exchange Composite Transactions quotations, for the periods indicated:

                                                1994                  1993
                                         ------------------    ------------------
                                          HIGH        LOW       HIGH        LOW
                                         -------    -------    -------    -------
First Quarter........................... $ 7 3/8    $ 6        $ 8 7/8    $ 7 5/8
Second Quarter.......................... $ 6 1/8    $ 5 3/8    $ 8 3/4    $ 6 7/8
Third Quarter........................... $ 5 7/8    $ 4 1/8    $ 8 1/4    $ 7 1/8
Fourth Quarter.......................... $ 4 7/8    $ 3 3/4    $ 9 1/8    $ 6

    The Partnership had approximately 2,656 holders of record of depositary units as of February 28, 1995.

    During 1994 and 1993, the quarterly cash distributions per unit paid to unitholders were as follows:

                                                                                             1994       1993
                                                                                           ---------  ---------
First Quarter............................................................................  $     .08  $     .25
Second Quarter...........................................................................  $     .07  $     .16
Third Quarter............................................................................  $     .07  $     .23
Fourth Quarter...........................................................................  $     .05  $     .18

    The first quarterly cash distribution for 1995 in the amount of $.14 per unit was paid in March 1995. Future quarterly cash distributions to unitholders are expected to be paid on or about the 10th day of March, June, September and December in each year. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Distribution Policy.")

ITEM 6. SELECTED FINANCIAL DATA

                                                                               YEAR ENDED DECEMBER 31
                                                                -----------------------------------------------------
                                                                  1994       1993       1992       1991       1990
                                                                ---------  ---------  ---------  ---------  ---------
                                                                   (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
For the Period
  Revenues....................................................  $     613  $     676  $     937  $   1,079  $   1,455
  Income before cumulative effect of accounting change (1)....  $     100  $      44  $     120  $     114  $     300
  Net income (loss) (1).......................................  $    (477) $      44  $     120  $     114  $     300
  Net income per unit before cumulative effect of accounting
   change (1).................................................  $     .24  $     .11  $     .29  $     .28  $     .77
  Net income (loss) per unit (1)..............................  $   (1.13) $     .11  $     .29  $     .28  $     .77
  Cash distributions paid to unitholders (2)..................  $     114  $     340  $     360  $     535  $     531
  Cash distributions per unit (2).............................  $     .27  $     .82  $     .87  $    1.33  $    1.36
  Weighted average units outstanding (in thousands)...........      421.2      414.7      412.5      404.4      390.8
  Capital expenditures........................................  $     166  $     199  $     100  $     306  $     358
At End of Period
  Total assets................................................  $   1,181  $   1,822  $   2,038  $   2,592  $   3,636
  Long-term debt (3)..........................................  $      74  $      86  $     100  $     319  $     887
  Partners' capital...........................................  $     934  $   1,525  $   1,751  $   1,991  $   2,311

------------------------
(1) Effective January 1, 1994, the Partnership adopted a new policy for determining the ceiling test for its oil and gas properties. A one-time non-cash charge of $577 million for the cumulative effect of the change was recognized in the earnings for 1994. (See Note 7 to the Consolidated Financial Statements.) The net income for 1993 includes a $7 million loss from the sale of assets. The net incomes of 1992, 1991 and 1990 include gains from sales of assets of $115 million, $75 million and $92 million.

(2) In the fourth quarter of 1993, the Company announced that it would no longer purchase newly issued partnership units to fund the Partnership's capital outlays. The Partnership will fund its capital outlays from internally generated funds and make distributions to partners from the cash flow remaining after such outlays (see Note 13 to the Consolidated Financial Statements).

(3) Includes $72 million, $82 million, $91 million, $312 million and $932 million of long-term debt due to the Company. The Partnership prepaid $213 million and $575 million of such debt in 1992 and 1991.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of the Partnership's financial position and results of operations follows. This discussion should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

BUSINESS CLIMATE

    The fundamentals in worldwide oil markets continue to reflect an excess of supply over demand. Following very depressed price levels in early 1994, prices improved as a result of OPEC's general adherence to announced quotas. Crude prices continue to be impacted by the overhang of Iraq oil production as well as increases in non-OPEC production. The Partnership's realized oil price in 1994 fell by $1.27 per barrel, or 8 percent less than the 1993 price. The decline in 1994 followed a 14 percent decline in the Partnership's realized oil price in 1993 compared to 1992. Prices in early 1995 approximate the levels realized in the fourth quarter of 1994.

    As a result of unseasonable weather, natural gas supplies have exceeded demand causing higher storage levels and depressed prices. The Partnership's realized gas price in 1994 was $1.87 per mcf or 5 percent lower than the $1.96 per mcf realized in 1993. Natural gas prices remain depressed in early 1995.

    The Partnership produced 50 million equivalent barrels of crude oil and natural gas in 1994, 35 percent crude oil and 65 percent natural gas. Production in 1995 is expected to be to approximately 44 million equivalent barrels of crude oil and natural gas, depending on the timing of any asset sales.

RESULTS OF OPERATIONS

    The Partnership's income in 1994, excluding the cumulative effect of an accounting change, was $100 million, or $.24 per unit, as compared to net income of $44 million, or $.11 per unit, in 1993 and net income of $120 million, or $.29 per unit in 1992. (See Note 7 to the Consolidated Financial Statements.)

    Higher income, before the cumulative effect of the accounting change, in 1994 as compared to 1993 was caused primarily by lower depreciation, depletion and amortization expense and lower general and administrative expense offset by lower crude oil production volumes and lower prices for both crude oil and natural gas. Additionally, net income in 1993 included $7 million in losses from the sale of assets while no gains or losses were included in net income in 1994. Depreciation, depletion and amortization expense declined by $93 million or 36 percent primarily because of the accounting change effective at the beginning of 1994 which decreased the Partnership's producing property balance by $577 million. (See Note 7 to the Consolidated Financial Statements.) General and administrative expense decreased by $15 million or 22 percent primarily because of fewer employees of the Company which decreased the Company's charge to the Partnership. Total costs and expenses decreased $119 million or 19 percent to $513 million in 1994 from $632 million in 1993.

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

    Average net production of oil in 1994 was 47 thousand barrels daily, or 15 percent lower than the average net production in 1993 of 55 thousand barrels daily. The average price received for the Partnership's oil production in 1994 was $14.69 per barrel, representing an 8 percent decrease from the 1993 average price of $15.96.

    Average net production of oil in 1993 was 55 thousand barrels daily, or 13 percent lower than the average net production in 1992 of 63 thousand barrels daily. The average price received for the Partnership's oil production in 1993 was $15.96 per barrel, representing a 14 percent decrease from the 1992 average price of $18.51.

    Average net production of gas in 1994 was 533 million cubic feet daily, or 3 percent higher than average net production for 1993 of 517 million cubic feet daily. The Partnership received an average price of $1.87 per thousand cubic feet for its gas production in 1994 compared to an average price of $1.96 per thousand cubic feet in 1993, representing a 5 percent decrease.

    Average net production of gas in 1993 was 517 million cubic feet daily, or 11 percent lower than average net production for 1992 of 578 million cubic feet daily. The Partnership received an average price of $1.96 per thousand cubic feet for its gas production in 1993 compared to an average price of $1.72 per thousand cubic feet in 1992, representing a 14 percent increase.

LIQUIDITY AND CAPITAL RESOURCES

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

    In 1994, cash flow from operating activities decreased $129 million compared to 1993 primarily due to lower oil volumes, lower average prices for oil and gas and unfavorable decreases in cash flow working capital components. Cash flow from investing activities used $136 million in 1994 compared to a use of $148 million in 1993. Capital expenditures were $33 million lower and proceeds from divestments were $17 million lower in 1994. Cash flow from financing activities used $128 million in 1994 compared to a use of $284 million in 1993. Cash distributions paid to unitholders were $226 million lower in 1994 than 1993 and 1993 included $70 million of cash flow from the sale of limited partnership units. No such sale occurred in 1994.

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

    The Partnership's spending levels will be governed by its cash flow from operating activities which will continue to be affected by prevailing oil and gas prices, cost levels and production volumes. Any shortfall in expected cash flow from operating activities may require adjustment of the business plans. Options include deferral of discretionary ED&A outlays and the sale of Partnership units. The Partnership's long-term cash generation capability is ultimately tied to the value of proved reserves.

RESERVE REPLACEMENT

    The ability to sustain cash flow is dependent, among other things, on the level of the Partnership's oil and gas reserves, oil and gas prices and cost containment. Replacement of proved reserves through extensions and discoveries, improved recovery, purchases and revisions to prior reserve estimates in 1994 was 35 percent of liquids production and 109 percent of gas production. Reserve replacement rates of liquids and gas were 74 and 93 percent in 1993 and 17 and 68 percent in 1992.

HEDGING ARRANGEMENTS

    The Partnership, from time to time, enters into hedging arrangements for oil and natural gas prices. The Partnership has entered into swaps for approximately 26 percent of its estimated 1995 crude oil production under agreements with an average price of $18.24 per barrel. An additional 14 percent is under call option agreements at an average price ceiling of $18.56 per barrel. Approximately 44 percent of its estimated 1995 gas production is under swap agreements with an average price of $1.88 per mmbtu. The Partnership's hedging activities increased oil and gas revenue by $3 million in 1994 and decreased oil and gas revenue by $17 million in 1993. (See
Note 2 to the Consolidated Financial Statements.)

ENVIRONMENTAL

    The Partnership's oil and gas operations are subject to stringent environmental regulations. The Company is dedicated to the preservation of the environment and has committed significant resources to comply with such regulations. Although the Partnership has been named as a potentially responsible party at sites related to past operations, the Company believes the Partnership is in general compliance with applicable governmental regulations and that the potential costs to it, in the aggregate, are not material to its financial condition. However, risks of substantial costs and liabilities are inherent in the oil and gas business. Should other developments occur, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages resulting from the Partnership's operations, they could result in additional costs and liabilities in the future. (See Note 14 to the Consolidated Financial Statements.)

CASH DISTRIBUTION POLICY

    In the fourth quarter of 1993, the Company's Board of Directors elected to change the Company's investment policy concerning purchase of additional Partnership units. Effective in 1994, the Company no longer routinely purchases newly issued Partnership units to fund capital outlays. The Partnership now funds its capital outlays from internally generated funds and make distributions of only that cash remaining after such outlays. The newly adopted policy reduced the cash paid to unitholders in 1994 and will reduce the cash paid to unitholders in the future, but will also end the ownership dilution caused by the issuance of additional units.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL AND OPERATING
                                  INFORMATION

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................         13
Financial Statements:
  Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992...................         14
  Consolidated Balance Sheets at December 31, 1994 and 1993................................................         15
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992...............         16
  Notes to Consolidated Financial Statements...............................................................         17
Supplementary Financial and Operating Information -- (Unaudited):
  Oil and Gas Data.........................................................................................         25
  Quarterly Financial Information..........................................................................         28
  Quarterly Operating Information..........................................................................         29

                           SUN ENERGY PARTNERS, L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

    We have audited the accompanying consolidated balance sheets of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Oryx Energy Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

    As discussed in Note 7 to the Consolidated Financial Statements, the Partnership changed its accounting policy for calculating the oil and gas ceiling test in 1994.

                                                 COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 19, 1995

                            SUN ENERGY PARTNERS, L.P
                       CONSOLIDATED STATEMENTS OF INCOME
                 (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1994       1993       1992
                                                                                    ---------  ---------  ---------
Revenues
  Oil and gas.....................................................................  $     618  $     693  $     791
  Other -- net (Notes 3, 4 and 5).................................................         (5)       (17)       146
                                                                                    ---------  ---------  ---------
                                                                                          613        676        937
                                                                                    ---------  ---------  ---------
Costs and Expenses
  Operating costs.................................................................        195        195        213
  Production taxes (Note 6).......................................................         41         48         56
  Exploration costs...............................................................         50         53         64
  Depreciation, depletion and amortization........................................        163        256        271
  General and administrative expense (Note 3).....................................         52         67        107
  Interest and debt expense (Note 3)..............................................         17         13         44
  Interest capitalized............................................................         (5)        --         --
  Provision for relinquishment of non-producing properties (Note 4)...............         --         --         62
                                                                                    ---------  ---------  ---------
                                                                                          513        632        817
                                                                                    ---------  ---------  ---------
Income Before Cumulative Effect of Accounting Change..............................        100         44        120
Cumulative Effect of Accounting Change (Note 7)...................................       (577)        --         --
                                                                                    ---------  ---------  ---------
Net Income (Loss).................................................................  $    (477) $      44  $     120
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Net Income (Loss) Per Unit:
  Before cumulative effect of accounting change...................................  $     .24  $     .11  $     .29
  Cumulative effect of accounting change..........................................      (1.37)        --         --
                                                                                    ---------  ---------  ---------
  Net income (loss)...............................................................  $   (1.13) $     .11  $     .29
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Cash Distributions Paid to Unitholders............................................  $     114  $     340  $     360
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Cash Distributions Per Unit.......................................................  $     .27  $     .82  $     .87
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Weighted Average Units Outstanding (In Millions)..................................      421.2      414.7      412.5
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                                                   DECEMBER 31
                                                                                               --------------------
                                                                                                 1994       1993
                                                                                               ---------  ---------
Current Assets
  Cash and short-term investments............................................................  $      11  $       4
  Advances to affiliate (Note 3).............................................................          9         --
  Accounts and notes receivable and other current assets.....................................         88        113
                                                                                               ---------  ---------
Total Current Assets.........................................................................        108        117
Properties, Plants and Equipment (Note 8)....................................................        993      1,625
Investment in Affiliate (Note 1).............................................................         80         80
                                                                                               ---------  ---------
Total Assets.................................................................................  $   1,181  $   1,822
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                         LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Advances from affiliate (Note 3)...........................................................  $      --  $      22
  Accounts payable...........................................................................         62         77
  Accrued liabilities (Note 9)...............................................................         72         73
  Current portion of long-term debt due affiliate (Note 10)..................................         10          9
  Current portion of long-term debt (Note 10)................................................          2          5
                                                                                               ---------  ---------
Total Current Liabilities....................................................................        146        186
Long-Term Debt Due Affiliate (Note 10).......................................................         72         82
Long-Term Debt (Note 10).....................................................................          2          4
Deferred Credits and Other Liabilities (Note 14).............................................         27         25
Commitments and Contingent Liabilities (Note 11)
Partners' Capital (Notes 12 and 13)
  Limited partnership interests..............................................................        286        468
  General partnership interests..............................................................        648      1,057
                                                                                               ---------  ---------
Partners' Capital............................................................................        934      1,525
                                                                                               ---------  ---------
Total Liabilities and Partners' Capital......................................................  $   1,181  $   1,822
                                                                                               ---------  ---------
                                                                                               ---------  ---------

------------------------
The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)

                                                                                            YEAR ENDED DECEMBER 31
                                                                                        -------------------------------
                                                                                          1994       1993       1992
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents From Operating Activities
Net Income (Loss).....................................................................  $    (477) $      44  $     120
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation, depletion and amortization..........................................        163        256        271
    Dry hole costs and leasehold impairment...........................................         27         24         37
    (Gain) loss on sale of assets.....................................................         --          7       (115)
    Provision for relinquishment of non-producing properties..........................         --         --         62
    Cumulative effect of accounting change............................................        577         --         --
    Other.............................................................................          6         10          7
                                                                                        ---------  ---------  ---------
                                                                                              296        341        382
  Changes in working capital:
    Accounts and notes receivable and other current assets............................         25         46         28
    Accounts payable, accrued liabilities and advances from affiliates................        (41)        22        (69)
                                                                                        ---------  ---------  ---------
Net Cash Flow Provided From Operating Activities......................................        280        409        341
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents From Investing Activities
  Capital expenditures................................................................       (166)      (199)      (100)
  Proceeds from divestments...........................................................         42         59        357
  Other...............................................................................        (12)        (8)        (5)
                                                                                        ---------  ---------  ---------
Net Cash Flow Provided From (Used For) Investing Activities...........................       (136)      (148)       252
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents From Financing Activities
  Proceeds from borrowings............................................................         --          5         10
  Repayments of long-term debt........................................................        (14)       (19)      (239)
  Cash distributions paid to unitholders..............................................       (114)      (340)      (360)
  Sale of limited partnership units...................................................         --         70         --
                                                                                        ---------  ---------  ---------
Net Cash Flow Used For Financing Activities...........................................       (128)      (284)      (589)
                                                                                        ---------  ---------  ---------
Changes in Cash and Cash Equivalents..................................................         16        (23)         4
Cash and Cash Equivalents at Beginning of Year........................................          4         27         23
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents at End of Year..............................................  $      20  $       4  $      27
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND CONTROL

    Sun Energy Partners, L.P. (Sun Energy Partners), a Delaware limited partnership, was formed on October 1, 1985 and prior to December 1, 1985 had no operations and nominal assets and equity. Effective as of December 1, 1985, Sun Energy Partners succeeded to all the domestic oil and gas operations of Oryx Energy Company and certain of its affiliates (collectively, the Company). These operations consist of the exploration for and development of oil and natural gas reserves in the United States.

    Sun Energy Partners is controlled by the Company, which is the managing general partner. As of December 31, 1994, the Company had a partnership interest of 98 percent in Sun Energy Partners. The remaining two percent limited partnership interest is held by public unitholders in the form of depositary units. Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units which would reduce the Company's holdings in Sun Energy Partners below eighty-five percent.

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

    CASH EQUIVALENTS

    The Partnership considers highly liquid investments with original maturities of less than three months to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

    PROPERTIES, PLANTS AND EQUIPMENT

    The successful efforts method of accounting is followed for costs incurred in oil and gas operations.

    CAPITALIZATION POLICY. Acquisition costs are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged against income as incurred. Exploratory drilling costs are capitalized initially; however, if it is determined that an exploratory well does not contain proved reserves, such capitalized costs are charged to expense, as dry hole costs, at that time. Development costs are capitalized. Costs incurred to operate and maintain wells and equipment are expensed.

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

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Capitalized exploratory drilling costs which result in the discovery of proved reserves and development costs are amortized by the unit-of-production method based on proved developed reserves by field.

    CEILING TEST. The Partnership periodically compares the estimated undiscounted future cash flows of its proved reserves to their net book values, using current realized prices and costs held constant. Effective January 1, 1994, the Partnership changed its policy for performing ceiling test comparisons to a field-by-field basis (Note 7). Prior to 1994, the Partnership performed its ceiling test comparisons on a total partnership basis. The Partnership impairs the net book value of its proved properties to the extent that net book values exceed the estimated undiscounted future cash flows.

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

    INVESTMENT IN AFFILIATE

    Effective in 1988, the Company issued three million shares of its $1 par value common stock to an operating partnership of the Partnership in exchange for certain assets. These shares are not entitled to vote at the Company's annual meetings of shareholders. The Partnership accounts for this investment under the cost method, whereby investment income is recognized by the Partnership if and when common dividends are received from the Company. In January 1994, Oryx Energy Company suspended the payment of quarterly dividends to holders of its common stock.

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

    At December 31, 1994, 1993 and 1992, the Partnership's financial reporting bases of assets and liabilities exceeded the tax bases of its assets and liabilities (net temporary differences) by $544 million, $1,049 million and $1,077 million.

    CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents includes cash, highly liquid investments with remaining maturities of less than three months (see "Cash Equivalents", above) and advances to affiliate.

    Interest paid totaled $17 million, $13 million and $45 million in 1994, 1993 and 1992.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    During 1994, the Partnership exchanged its interest in an undeveloped block in the Gulf of Mexico for a royalty interest in Viosca Knoll 826. This transaction was accounted for by the Partnership as a non-cash property exchange. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Consolidated Statements of Cash Flows.

    SALES OF OIL AND GAS

    Sales of oil  and gas are  recorded on the  entitlement method.  Differences
between   actual  production  and  entitlements  result  in  a  receivable  when underproduction occurs and a payable when overproduction occurs.

    During 1994, sales of oil to the Partnership's top purchaser totaled approximately 8 percent of oil revenue. During 1993, sales of oil to the Partnership's top purchasers totaled approximately 21 and 16 percent. During 1994 and 1993, no individual customer accounted for more than 5 percent of the Partnership's gas sales. The Partnership believes that the loss of any major purchaser would not have a material adverse effect on its business.

    OIL AND GAS PRICE HEDGING ACTIVITY

    The Partnership, from time to time, enters into futures contracts to hedge the impact of price fluctuations on anticipated crude oil and natural gas sales. Advance payments under such contracts are deferred and charged to oil and gas revenue during the anticipated sales periods. The differentials paid or received during the terms of such agreements are accrued as oil and gas prices change and are charged or credited to oil and gas sales (Note 2).

    ENVIRONMENTAL COSTS

    The Partnership establishes reserves for environmental liabilities as such liabilities are incurred (Note 14).

    STATEMENT PRESENTATION

    Certain items in years prior to 1994 have been reclassified to conform to the 1994 presentation.

2)  FINANCIAL INSTRUMENTS

    DERIVATIVES

    As discussed in Note 1, the Partnership enters into hedging arrangements for crude oil and natural gas prices with major financial institutions. The Partnership does not enter into derivative transactions for trading purposes.

    At December 31, 1994, the Partnership was a party to crude oil and natural gas hedging contracts to hedge about 11 percent of its estimated 1995 crude oil production at $17.80 per barrel and 40 percent of its estimated 1995 natural gas production at $1.95 per mmbtu. At December 31, 1993, the Partnership was a party to natural gas hedging contracts to hedge about 30 percent of its 1994 natural gas production at an average floor of $2.04 per mmbtu and an average ceiling of $2.28 per mmbtu. These arrangements serve to reduce the volatility associated with prices of crude oil and natural gas. The aggregate carrying values of these assets at December 31, 1994 and 1993 were nil, and the aggregate fair values, based on quotes from brokers, were approximately $13 million and $4 million.

    The above mentioned derivative contracts expose the Partnership to credit risks. The Partnership has established controls to manage this risk and closely monitors the creditworthiness of its counterparties which are major financial institutions. The Partnership believes that losses from nonperformance are unlikely to occur.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2)  FINANCIAL INSTRUMENTS (CONTINUED)
    OTHER FINANCIAL INSTRUMENTS

    At December 31, 1994 and 1993, the carrying values of the Partnership's long-term debt, including amounts due within one year, were $86 million and $100 million (Note 10). At December 31, 1994 and 1993, the aggregate fair values of the Partnership's long-term debt were approximately $93 million and $153 million, estimated primarily based on current rates available to the Partnership for debt of the same remaining maturities.

3)  RELATED PARTY TRANSACTIONS

    ADVANCES TO/FROM AFFILIATE

    The Company has served as the Partnership's lender and borrower of funds and a clearing-house for the settlement of intercompany receivables and payables. Deposits earn interest at a rate equal to the rate paid by a major money market fund. Demand loans bear interest at a rate based on the prime rate.

    LONG-TERM DEBT DUE AFFILIATE

    The Partnership is indebted to the Company under a 9.75% note due 1995-2001. In 1992 the Partnership prepaid $213 million of such debt from proceeds of asset sales.

    DIRECT AND INDIRECT COSTS

    The Company is reimbursed by the Partnership for all direct costs incurred in performing management functions and indirect costs (including payroll and payroll related costs and the cost of postemployment benefits and management incentive plans) allocable to the Partnership. The full cost of direct and indirect costs incurred on behalf of the Partnership by the Company is allocated to the Partnership based on services rendered and extent of use. Such costs, which are charged principally to production cost, exploration cost and general and administrative expense, totaled $73 million, $104 million and $127 million for the years 1994, 1993 and 1992. The Company does not receive any carried interests, promotions, back-ins or other similar compensation as the general partner of the Partnership.

    INTEREST INCOME

    Interest income received from the Company, which is reflected in other revenues in the consolidated statements of income, was earned on advances to the Company and totaled $3 million, $5 million and $9 million during the years 1994, 1993 and 1992.

    INTEREST COST

    Interest cost paid to the Company, which is included in interest and debt expense in the consolidated statements of income, was primarily incurred on long-term debt due the Company and totaled $16 million, $12 million and $43 million during the years 1994, 1993 and 1992 (Note 10).

4)  CHANGES IN BUSINESS
    In 1991, the Company commenced a major restructuring program (Restructuring) to reduce the Company's and Partnership's cost structures. The program outlined a plan to sell substantially all of the Partnership's gas plant business (Note
5) and certain onshore producing oil and gas properties.

    Associated with the Restructuring, the Partnership recognized a $62 million provision for the early relinquishment of certain non-producing properties in 1992. At December 31, 1994, the asset disposals were complete.

    In the first quarter of 1994, the Partnership recognized an $84 million restructuring charge. This provision was revised to zero because of the accounting change (Note 7).

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5)  OTHER REVENUES -- NET
    The components of other revenues were as follows:

                                                                                1994       1993       1992
                                                                              ---------  ---------  ---------
                                                                                   (MILLIONS OF DOLLARS)
Interest income.............................................................  $       3  $       5  $      10
Gas plant margins*..........................................................          3          4         29
Gain (loss) on sale of assets...............................................         --         (7)       115
Miscellaneous...............................................................        (11)       (19)        (8)
                                                                                    ---        ---  ---------
                                                                              $      (5) $     (17) $     146
                                                                                    ---        ---  ---------
                                                                                    ---        ---  ---------

------------------------
*Associated  with  the  Restructuring  announced  in  1991,  the  Company   sold
 substantially all of the Partnership's gas plant business.

6)  PRODUCTION TAXES
    Production taxes consisted of the following:

                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Severance......................................................................  $      26  $      31  $      37
Property taxes.................................................................         15         17         19
                                                                                       ---        ---        ---
                                                                                 $      41  $      48  $      56
                                                                                       ---        ---        ---
                                                                                       ---        ---        ---

7)  ACCOUNTING CHANGE
    Effective January 1, 1994, the Partnership changed its accounting policy for calculating the oil and gas asset ceiling test from a total Partnership basis to an individual field basis. The Partnership believes the field basis is preferable because it is the way the Partnership manages its business. The basis underlying the calculation of the cumulative effect of this change is a comparison of the undiscounted cash flows of each field's then existing proved reserves to its net book value at each quarter-end during the life of the asset. This subjects the ceiling test valuation to the lowest quarter-end price experienced over the asset's life. As a result of this change, the Partnership recognized a non-cash cumulative effect charge of $577 million to 1994 results. Excluding the cumulative charge, the Partnership's income for 1994 was $100 million ($.24 per unit). On a pro forma basis, the Partnership reported net earnings for 1993 and 1992 would have been a net loss of $198 million ($.47 per unit) and net earnings of $63 million ($.15 per unit) if this accounting change had been enacted prior to 1992.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8)  PROPERTIES, PLANTS AND EQUIPMENT
    At December 31, the Partnership's properties, plants and equipment and accumulated depreciation, depletion and amortization were as follows:

                                                                                      1994            1993
                                                                                   ----------      ----------
                                                                                     (MILLIONS OF DOLLARS)
Gross Investment
  Proved oil and gas properties..............................................      $    3,914      $    4,130
  Unproved oil and gas properties............................................              42              59
  Other......................................................................              59              58
                                                                                   ----------      ----------
                                                                                        4,015           4,247
                                                                                   ----------      ----------
Less Accumulated Depreciation, Depletion and Amortization
  Proved oil and gas properties*.............................................           2,969**         2,571
  Other......................................................................              53              51
                                                                                   ----------      ----------
                                                                                        3,022           2,622
                                                                                   ----------      ----------
Net Investment...............................................................      $      993      $    1,625
                                                                                   ----------      ----------
                                                                                   ----------      ----------

------------------------
 * Includes $29 million and $25 million for dismantlement, restoration and abandonment at December 31, 1994 and 1993.
** Includes $577 million of impairment of proved oil and gas properties in 1994 (Note 7).

9)  ACCRUED LIABILITIES
    At December 31, the Partnership's accrued liabilities were comprised of the following:

                                                                                  1994   1993
                                                                                  ----   ----
                                                                                   (MILLIONS
                                                                                  OF DOLLARS)
Drilling and operating costs....................................................  $ 37   $ 35
Taxes payable...................................................................    19     23
Other...........................................................................    16     15
                                                                                  ----   ----
                                                                                  $ 72   $ 73
                                                                                  ----   ----
                                                                                  ----   ----

10) LONG-TERM DEBT
    At December 31, the Partnership's long-term debt consisted of the following:

                                                                                  1994   1993
                                                                                  ----   ----
                                                                                   (MILLIONS
                                                                                  OF DOLLARS)
9.75% note payable to affiliate, due 1995-2001, payable in quarterly
 installments...................................................................  $ 82   $ 91
Capitalized lease obligation due 1996...........................................     4      6
Capitalized lease obligation and other long-term debt due 1994..................   --       3
                                                                                  ----   ----
                                                                                    86    100
Less: Current portion of note payable to affiliate..............................    10      9
     Current portion of capitalized lease obligations and other long-
       term debt................................................................     2      5
                                                                                  ----   ----
                                                                                  $ 74   $ 86
                                                                                  ----   ----
                                                                                  ----   ----

    Under   the  Partnership's   existing  capitalized   lease  obligation,  the
Partnership is obligated to make an annual payment of $2 million in each of the years 1995 and 1996.

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10) LONG-TERM DEBT (CONTINUED)
    Repayment obligations under the Partnership's long-term debt due affiliate are $10 million, $11 million, $12 million, $13 million and $14 million in 1995, 1996, 1997, 1998 and 1999.

11) COMMITMENTS AND CONTINGENT LIABILITIES
    The Partnership has operating leases for office space and other property and equipment. Total rental expense for such leases for the years 1994, 1993 and 1992 was $33 million, $28 million and $28 million. Under contracts existing as of December 31, 1994, future minimum annual rentals applicable to noncancellable operating leases that have initial or remaining lease terms in excess of one year were as follows (in millions of dollars):

Year Ending December 31:
1995..........................................................................  $      24
1996..........................................................................          8
1997..........................................................................          3
1998..........................................................................          3
1999..........................................................................          3
Later years...................................................................          1
                                                                                      ---
  Total minimum payments required.............................................  $      42
                                                                                      ---
                                                                                      ---

    Several legal and administrative proceedings are pending against the Partnership. Although the ultimate outcome of these proceedings cannot be ascertained at this time, and it is reasonably possible that some of them could be resolved unfavorably to the Partnership, management believes that any liabilities which may arise would not be material.

12) PARTNERS' CAPITAL

                                                                                                GENERAL PARTNER
                                                           LIMITED PARTNERS                     ----------------
                                         ----------------------------------------------------
                                                            ORYX ENERGY                           ORYX ENERGY
                                             PUBLIC           COMPANY             TOTAL             COMPANY             TOTAL
                                         --------------   ----------------   ----------------   ----------------   ----------------
                                         UNITS  DOLLARS    UNITS   DOLLARS    UNITS   DOLLARS    UNITS   DOLLARS    UNITS   DOLLARS
                                         -----  -------   -------  -------   -------  -------   -------  -------   -------  -------
                                                                 (DOLLARS IN MILLIONS, UNITS IN THOUSANDS)
December 31, 1991......................  7,543   $ 38     112,912   $ 543    120,455   $ 581    292,000  $1,410    412,455  $1,991
  Cash distributions...................     --     (7)         --     (99)        --    (106)        --    (254)        --    (360)
  Net income...........................     --      2          --      33         --      35         --      85         --     120
                                         -----  -------   -------  -------   -------  -------   -------  -------   -------  -------
December 31, 1992......................  7,543     33     112,912     477    120,455     510    292,000   1,241    412,455   1,751
  Sale of limited partnership units....     --      1       8,716      48      8,716      49         --      21      8,716      70
  Cash distributions...................     --     (7)         --     (94)        --    (101)        --    (239)        --    (340)
  Net income...........................     --     --          --      10         --      10         --      34         --      44
                                         -----  -------   -------  -------   -------  -------   -------  -------   -------  -------
December 31, 1993......................  7,543     27     121,628     441    129,171     468    292,000   1,057    421,171   1,525
  Cash distributions...................     --     (2)         --     (33)        --     (35)        --     (79)        --    (114)
  Net loss.............................     --     (9)         --    (138)        --    (147)        --    (330)        --    (477)
                                         -----  -------   -------  -------   -------  -------   -------  -------   -------  -------
December 31, 1994......................  7,543   $ 16     121,628   $ 270    129,171   $ 286    292,000  $  648    421,171  $  934
                                         -----  -------   -------  -------   -------  -------   -------  -------   -------  -------
                                         -----  -------   -------  -------   -------  -------   -------  -------   -------  -------

13) CASH DISTRIBUTIONS
    Beginning with the fourth quarter 1993, Distributable Cash was reduced by the cash needed for capital outlays. This policy change reduced the cash paid to unitholders but ended the ongoing ownership dilution faced by unitholders due to Oryx Energy's purchases of newly issued partnership units to fund Sun Energy's capital outlays. Distributable Cash is defined as revenues (including interest income) less production cost; seismic, geological and geophysical costs (including related costs); payments of principal of and interest on debt; general and administrative expenses including

                           SUN ENERGY PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13) CASH DISTRIBUTIONS (CONTINUED)
reimbursements of the Company as managing general partner; adjustments for capital expenditures (net of proceeds from divestments); and cash exploration costs. No deduction is made for depreciation, depletion and amortization, for property acquisition, and development expenditures.

    Sun Energy Partners' quarterly cash distributions per unit for the years 1994, 1993 and 1992 were as follows:

                                                                                     1994       1993       1992
                                                                                   ---------  ---------  ---------
First Quarter....................................................................  $     .08  $     .25  $     .28
Second Quarter...................................................................        .07        .16        .19
Third Quarter....................................................................        .07        .23        .18
Fourth Quarter...................................................................        .05        .18        .22

14) DEFERRED CREDITS AND OTHER LIABILITIES
    At December 31, the Partnership's deferred credits and other liabilities were comprised of the following:

                                                                                        1994            1993
                                                                                       -----           -----
                                                                                       (MILLIONS OF DOLLARS)
Accrued environmental cleanup costs............................................      $       21      $       20
Other..........................................................................               6               5
                                                                                            ---             ---
                                                                                     $       27      $       25
                                                                                            ---             ---
                                                                                            ---             ---

    Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by the Environmental Protection Agency (EPA). The Partnership has been named as a Potentially Responsible Party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency. At the fourth and largest site, the Operating Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRP's previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells, and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance. The Partnership is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Partnership's share is expected to be approximately $10 million (net of $3 million in recoveries from third parties). Cleanup costs are payable over the period that the work is completed.

    Based on the facts outlined above and the Partnership's ongoing analyses of the actions where it has been identified as a PRP, the Partnership believes that it has accrued sufficient reserves to absorb the ultimate cost of such actions and that such costs therefore will not have a material impact on the Partnership's liquidity, capital resources or financial condition. While liability at superfund sites is typically joint and several, the Partnership has no reason to believe that defaults by other PRPs will result in liability of the Partnership materially larger than expected.

                           SUN ENERGY PARTNERS, L.P.
                            SUPPLEMENTARY FINANCIAL
                     AND OPERATING INFORMATION (UNAUDITED)

OIL AND GAS DATA
    CAPITALIZED COSTS

                                                                                           DECEMBER 31
                                                                                    --------------------------
                                                                                       1994            1993
                                                                                    ----------      ----------
                                                                                      (MILLIONS OF DOLLARS)
Proved properties.............................................................      $    3,914      $    4,130
Unproved properties...........................................................              42              59
                                                                                    ----------      ----------
Total capitalized costs.......................................................           3,956           4,189
Less accumulated depreciation, depletion and amortization.....................           2,969           2,571
                                                                                    ----------      ----------
Net capitalized costs.........................................................      $      987      $    1,618
                                                                                    ----------      ----------
                                                                                    ----------      ----------

    COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Property acquisition costs:
  Proved.......................................................................  $      --  $       9  $      --
  Unproved.....................................................................          4          8         --
Exploration costs..............................................................         38         58         48
Development costs..............................................................        142        145         84
                                                                                 ---------  ---------  ---------
                                                                                 $     184  $     220  $     132
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    EXPLORATION COSTS

                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Dry hole costs.................................................................  $       9  $      21  $      11
Leasehold impairment...........................................................         18          3         26
Geological and geophysical.....................................................         21         27         25
Other..........................................................................          2          2          2
                                                                                 ---------  ---------  ---------
                                                                                 $      50  $      53  $      64
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES

    Proved reserve quantities were based on estimates prepared by Company engineers in accordance with guidelines established by the Securities and Exchange Commission and were reviewed by Gaffney, Cline & Associates, Inc., independent petroleum engineers. The Partnership considers such estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

                           SUN ENERGY PARTNERS, L.P.

    There has been no major discovery or other favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1994. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore and offshore within the United States.

                                                                                         RECOVERABLE
                                                                      CRUDE OIL AND      NATURAL GAS
                                                                       CONDENSATE          LIQUIDS       NATURAL GAS
                                                                      (MILLIONS OF      (MILLIONS OF    (BILLIONS OF
                                                                        BARRELS)          BARRELS)      CUBIC FEET)*
                                                                    -----------------  ---------------  -------------
PROVED RESERVES
BALANCE AT DECEMBER 31, 1991......................................            291                65           1,757
Revisions of previous estimates...................................            (14)               --             (31)
Improved recovery.................................................              4                --               1
Purchases of minerals in place....................................             --                --              --
Sales of minerals in place........................................            (21)              (33)           (195)
Extensions and discoveries........................................             15                --             175
Production........................................................            (23)               (7)           (212)
                                                                                                 --
                                                                              ---                            ------
BALANCE AT DECEMBER 31, 1992......................................            252                25           1,495
Revisions of previous estimates...................................             (4)               (1)              5
Improved recovery.................................................              1                --               1
Purchases of minerals in place....................................             --                --               4
Sales of minerals in place........................................            (12)               (2)            (65)
Extensions and discoveries........................................             19                 2             166
Production........................................................            (20)               (3)           (189)
                                                                                                 --
                                                                              ---                            ------
BALANCE AT DECEMBER 31, 1993......................................            236                21           1,417
Revisions of previous estimates...................................             (2)                3              23
Improved recovery.................................................             --                --              --
Purchases of minerals in place....................................             --                --               2
Sales of minerals in place........................................            (22)               --            (114)
Extensions and discoveries........................................              6                --             186
Production........................................................            (17)               (3)           (194)
                                                                                                 --
                                                                              ---                            ------
BALANCE AT DECEMBER 31, 1994......................................            201                21           1,320
                                                                                                 --
                                                                                                 --
                                                                              ---                            ------
                                                                              ---                            ------

Proved Developed Reserves At:
  December 31, 1991...............................................            210                56           1,337
  December 31, 1992...............................................            173                20           1,058
  December 31, 1993...............................................            154                16           1,000
  December 31, 1994...............................................            128                16             898

------------------------
 *Natural gas volumes include liquefiable hydrocarbons approximating 5 percent of total gas reserves which are recoverable at natural gas processing plants downstream from the lease or field separation facilities. Such recoverable liquids also have been included in natural gas liquids reserve volumes.

                           SUN ENERGY PARTNERS, L.P.

   STANDARDIZED MEASURE

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

    The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development, production and direct general and administrative costs and a ten percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Summary of Significant Accounting Policies Income Taxes in the Notes to Consolidated Financial Statements.) The year-end realized prices were $15.30 and $11.58 per barrel of oil and $1.75 and $1.91 per mcf of gas for 1994 and 1993.

                                                                                           1994            1993
                                                                                        ----------      ----------
                                                                                          (MILLIONS OF DOLLARS)
Future cash inflows...............................................................      $    5,672      $    5,744
Future production and development costs...........................................          (2,921)         (3,616)
                                                                                        ----------      ----------
Future net cash flows.............................................................           2,751           2,128
Discount at 10 percent............................................................          (1,062)           (992)
                                                                                        ----------      ----------
Standardized measure..............................................................      $    1,689      $    1,136
                                                                                        ----------      ----------
                                                                                        ----------      ----------

    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE

                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
                                                                                (MILLIONS OF DOLLARS)
Balance, beginning of year...............................................  $   1,136  $   1,992  $   2,737
Increase (decrease) in discounted future net cash flows:
  Sales of oil and gas production net of related costs ..................       (382)      (440)      (522)
  Revisions to estimates of proved reserves:
    Prices...............................................................        370       (767)         1
    Development costs....................................................        304        (30)      (288)
    Production costs.....................................................       (116)       (10)       202
    Quantities...........................................................         10         (9)       (70)
    Other................................................................        (69)       (11)      (282)
  Extensions, discoveries and improved recovery, less related costs......        216         96        230
  Development costs incurred during the period...........................        147        168         97
  Purchases of reserves in place.........................................          2          6         --
  Sales of reserves in place.............................................        (43)       (58)      (387)
  Accretion of discount..................................................        114        199        274
                                                                           ---------  ---------  ---------
Balance, end of year.....................................................  $   1,689  $   1,136  $   1,992
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

                           SUN ENERGY PARTNERS, L.P.

QUARTERLY FINANCIAL INFORMATION

                                                        QUARTER ENDED
                                   -------------------------------------------------------
                                                  JUNE
                                   MARCH 31        30        SEPTEMBER 30      DECEMBER 31
                                   --------      ------      ------------      -----------
                                       (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
Revenue:
  1994
    As reported...............     $  159        $ 154       $      148
    Restatement of other
     revenues for accounting
     change...................          2            1                2
                                   --------      ------           -----
    As restated...............     $  161        $ 155       $      150        $     147
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1993........................     $  168        $ 186       $      165        $     157
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
Gross profit:*
  1994........................     $   45        $  41       $       39        $      47
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1993........................     $   35        $  57       $       40        $      26
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
Net income (loss):
  1994
    As reported...............     $  (82)       $  --       $       11
                                   --------      ------           -----
                                   --------      ------           -----
    As restated
      Before cumulative effect
       of accounting change...     $   21        $  17       $       29        $      33
      Cumulative effective of
       accounting change......       (577)          --               --               --
                                   --------      ------           -----            -----
                                   $ (556)       $  17       $       29        $      33
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1993........................     $    6        $  33       $       14        $      (9)
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
Net income (loss) per unit:
  1994
    As reported...............     $ (.19)       $  --       $      .03
                                   --------      ------           -----
                                   --------      ------           -----
    As restated
      Before cumulative effect
       of accounting change...     $  .05        $ .04       $      .07        $     .08
      Cumulative effect of
       accounting charge......      (1.37)          --               --               --
                                   --------      ------           -----            -----
                                   $(1.32)       $ .04       $      .07        $     .08
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1993........................     $  .01        $ .08       $      .03        $    (.02)
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----

------------------------
 *Gross  profit  equals  oil  and  gas  revenues  plus  gas  plant  margins less
  production  cost,   exploration   cost   and   depreciation,   depletion   and
  amortization.

                           SUN ENERGY PARTNERS, L.P.

QUARTERLY OPERATING INFORMATION

                                                                               QUARTER ENDED
                                                       --------------------------------------------------------------
                                                        MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                                       -----------  ---------  -------------  ------------  ---------
Crude oil and condensate:
  Net production (thousand barrels daily):
    1994.............................................          50          48           47             44          47
    1993.............................................          56          55           55             56          55
  Average price (per barrel):
    1994.............................................   $   12.72   $   15.28    $   15.34     $    15.56   $   14.69
    1993.............................................   $   17.31   $   17.44    $   15.33     $    13.81   $   15.96
Natural gas:
  Net production (million cubic feet daily):
    1994.............................................         548         515          536            533         533
    1993.............................................         509         528          516            516         517
  Average price (per thousand cubic feet):
    1994.............................................   $    2.12   $    1.92    $    1.71     $     1.72   $    1.87
    1993.............................................   $    1.78   $    2.06    $    1.90     $     2.09   $    1.96

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
 ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership has no employees. The Company, as the managing general partner of the Partnership, has the responsibility for the Partnership's conduct of operations. Set forth below is information concerning the ten current directors of the Company and the nine current executive officers of the Company (three of which are also directors). All elected executive officers of the Company are elected annually by the Board of Directors of the Company. The directors are divided into three classes with approximately one-third of the directors constituting the Board being elected each year to serve a three-year term. Class I directors (whose term expires in 1995) are Mr. Gill, Mr. Hollingsworth and Mr. Pistor. Class II directors (whose term expires in 1996) are Mr. Keiser, Mr. Seegers and Mr. White-Thomson. Class III directors (whose term expires in 1997) are Mr. Box, Mr. Bradford and Mr. Moneypenny.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
              POSITION WITH THE COMPANY                                      PAST FIVE YEARS
-----------------------------------------------------  -----------------------------------------------------------
Jerry W. Box, 56 ....................................  Mr.  Box has been in this  position since December 1, 1994.
 Executive Vice President, Exploration and              From January  1992 through  November 1994,  he was  Senior
  Production, and Director                              Vice President, Exploration and Production of the Company.
                                                        From 1987 to 1991, he was Vice President, Exploration.
William E. Bradford, 60 .............................  Mr.  Bradford has  been President,  Chief Operating Officer
 Director                                               and a  director of  Dresser Industries,  Inc. since  March
                                                        1992.  He  was President  and  Chief Executive  Officer of
                                                        Dresser-Rand Company  from February  1988 to  March  1992.
                                                        From  March  1982  to  March  1992,  he  was  Senior  Vice
                                                        President of Operations  of Dresser  Industries, Inc.  Mr.
                                                        Bradford is a director of Diamond Shamrock, Inc.
David F. Chavenson, 42 ..............................  Mr.  Chavenson assumed  this position in  October 1993. For
 Treasurer                                              the  five  years  previous   thereto,  he  was   Assistant
                                                        Treasurer and Manager, Corporate Finance and Credit of the
                                                        Company.
Sherri T. Durst, 45 .................................  Ms.  Durst  assumed this  position  in December  1993. From
 General Auditor                                        February 1990  to December  1993, she  served as  Manager,
                                                        Financial  Processes. For the  six years previous thereto,
                                                        she  held  the  position  of  Financial  Systems   Project
                                                        Manager.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
              POSITION WITH THE COMPANY                                      PAST FIVE YEARS
-----------------------------------------------------  -----------------------------------------------------------
Robert B. Gill, 63 ..................................  Mr.  Gill  served as  Vice Chairman  of  the Board  of J.C.
 Director                                               Penney Company, Inc. from 1982 and Chief Operating Officer of J.C. Penney Stores and Catalog from March 1, 1990 until his retirement on July 1,  1992. Prior to his  retirement, he  was  a director  of  the National  Junior Achievement,
                                                        Chairman of  the Board  of Trustees  of the  National  4-H
                                                        Council and a member of the board of directors of the U.S.
                                                        Chamber  of Commerce.  He currently  is a  trustee of Pace
                                                        University. Mr. Gill  was a director  of Greyhound  Lines,
                                                        Inc. from May 1994 to January 24, 1995.
David S. Hollingsworth, 66 ..........................  Mr. Hollingsworth served as Chairman of the Board and Chief
 Director                                               Executive Officer of Hercules Incorporated from 1987 until his retirement on December 31, 1990. From 1986 to 1987, he was  Vice Chairman of the same company. Previously, he was
                                                        Vice President  with various  responsibilities,  including corporate  planning and marketing.  Mr. Hollingsworth is a member of the  board of  directors of  the Delaware  Trust
                                                        Company.  Prior to his retirement, Mr. Hollingsworth was a member of the board  of directors of  the U.S. Chamber  of
                                                        Commerce.  He  was  also a  member  of the  board  and the executive committee  of  both the  Chemical  Manufacturers
                                                        Association  and  the  Medical Center  of  Delaware  and a
                                                        member of the Delaware Business Roundtable.
Robert L. Keiser, 52 ................................  Mr. Keiser assumed this position on December 1, 1994.  From
 Chairman of the Board, Chief Executive                 January  1992 through November 1994,  he was President and
  Officer, and President                                Chief Operating Officer of the Company. From January  1990
                                                        through   December  1991,  he   was  President  and  Chief
                                                        Executive Officer of Oryx U.K. Energy Company. He was also
                                                        Vice President, International  Exploration and  Production
                                                        for  the Company from  January 1990 until  August 1990 and from April 1991 through December  1991. From July 1987  to
                                                        December   1989,  he  was  Vice  President,  Planning  and
                                                        Development of the Company.
William C. Lemmer, 50 ...............................  Mr. Lemmer assumed this position on February 2, 1995.  From
 Vice President, General Counsel and                    June 1994 until February 1995, he served as Vice President
  Secretary                                             and  General Counsel to the Company. For the five previous years, he was Chief Counsel to the Company.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
              POSITION WITH THE COMPANY                                      PAST FIVE YEARS
-----------------------------------------------------  -----------------------------------------------------------
Edward W. Moneypenny, 53 ............................  Mr. Moneypenny has been in this position since December  1,
 Executive Vice President, Finance, Chief               1994.  From  January 1992  through  November 1994,  he was
  Financial Officer, and Director                       Senior Vice President, Finance and Chief Financial Officer
                                                        of the Company. From 1988 to 1991, he was Vice  President,
                                                        Finance and Chief Financial Officer of the Company.
Charles H. Pistor, Jr., 64 ..........................  Mr.  Pistor has been  the Vice Chair  of Southern Methodist
 Director                                               University since October  1991. He served  as Chairman  of
                                                        the   Board  and  Chief  Executive  Officer  of  NorthPark
                                                        National Bank  from  1988  to 1990.  He  retired  as  Vice
                                                        Chairman  of First RepublicBank  Corporation, and Chairman
                                                        and Chief Executive Officer of First RepublicBank  Dallas,
                                                        N.A.  in April 1988. Before that  time, he was Chairman of the Board  and  Chief Executive  Officer  of  RepublicBank
                                                        Dallas,  N.A.  Mr.  Pistor  is  a  past  president  of the
                                                        American Bankers Association Mr.  Pistor also serves as  a director  of  AMR Corporation,  American Brands,  Inc. and
                                                        Centex Corporation. He is a trustee of Southern  Methodist
                                                        University.
Paul R. Seegers, 65 .................................  Mr.  Seegers is  President of  Seegers Enterprises.  He was
 Director                                               Chairman of the Board of Centex Corporation from July 1988 until his retirement in July 1991. From July 1985 to  July
                                                        1988,  he was also  its Chief Executive  Officer and, from
                                                        July 1978 to July 1985, he was Vice Chairman and  Co-Chief
                                                        Executive  Officer.  He  is  a  member  of  the  board  of directors of  Centex Corporation  and is  Chairman of  its
                                                        Executive  Committee. Mr. Seegers is Chairman of the Board
                                                        of  Methodist  Hospitals  of  Dallas  and  a  trustee   of
                                                        Southwestern Medical Foundation.
William P. Stokes, Jr., 53 ..........................  Mr.  Stokes assumed this position on February 2, 1995. From
 Vice President, Marketing                              January 1993 until February  1995, he was Vice  President,
                                                        Corporate  Development and  Human Relations.  From January
                                                        1990 until January  1993, he  served the  Company as  Vice
                                                        President,  Planning and  Development. For  the five years previous thereto, Mr. Stokes held the position of  Manager
                                                        Western Production Region of the Company.
Robert L. Thompson, 48 ..............................  Mr.  Thompson assumed  this position  on February  2, 1995.
 Comptroller and Corporate Planning                     From February  1993 through  January 1995,  he served  the
  Director                                              Company as Director of Business Planning and Acquisitions.
                                                        From January 1992 through January 1993, he was Director of
                                                        Planning  and Analysis and for the three previous years he was Director of Financial Analysis.

                    NAME, AGE AND                                      BUSINESS EXPERIENCE DURING
              POSITION WITH THE COMPANY                                      PAST FIVE YEARS
-----------------------------------------------------  -----------------------------------------------------------
Ian L. White-Thomson, 58 ............................  Mr. White-Thomson has  been President  and Chief  Executive
 Director                                               Officer  of  U.S.  Borax  Inc.  since  1988;  in addition, effective April  1,  1995,  he has  been  appointed  Chief
                                                        Executive of the global RTZ Borax group. Prior to 1988, he was  Vice  President,  Marketing and  then  Executive Vice
                                                        President of the same company. Mr. White-Thomson has  been a  director of U.S. Borax Inc.  since 1973. In 1985-86, he was Group Executive of Pennsylvania Glass Sand Corporation
                                                        and Ottawa Silica Company, newly acquired subsidiaries  of
                                                        U.S.  Borax Inc., and organized  their combination as U.S.
                                                        Silica, of which company he  was Group Executive in  1987.
                                                        Mr.  White-Thomson  has been  a  director of  the American
                                                        Mining Congress since 1989 and he has previously served as a director and held several positions, including Chairman, of the Chemical  Industry Council of  California. He is  a
                                                        director   of  KCET   Community  Television   of  Southern
                                                        California. He was born and educated in England and became a U.S. citizen in 1982.

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

    The Partnership reimburses the Company for all direct costs and indirect costs associated with the Partnership's activities. For the year 1994, the Company received $73 million as reimbursement of costs allocable to the Partnership. Such amounts included salaries of employees and allocations of certain executive and administrative expenses. The aggregate amount reimbursed by the Partnership to the Company for salaries paid to each person serving as Chief Executive Officer of the Company during 1994 and each of the four most highly compensated executive officers of the Company during 1994 other than the Chief Executive Officer was approximately $1,330,000 for 1994. (See Note 3 to the Consolidated Financial Statements.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides certain information regarding beneficial ownership of the limited partnership units of Sun Energy Partners, L.P. as of December 31, 1994.

                       UNITS OF SUN ENERGY PARTNERS, L.P.

                                                                                   NUMBER OF   PERCENT OF
                                BENEFICIAL OWNER                                     UNITS       CLASS
--------------------------------------------------------------------------------  -----------  ----------
Oryx Energy Company
 13155 Noel Road
 Dallas, TX 75240-5067..........................................................  413,627,359      98.2 *
All Directors and Executive Officers of Managing General Partner (Oryx Energy
 Company) as a Group (16)**.....................................................        1,200

------------------------
 *Assumes that Oryx Energy Company's  292,000,000 general partnership units  are converted into limited partnership units of Sun Energy Partners, L.P.
**As  of December 31, 1994, the directors  and executive officers of Oryx Energy
  Company, as a group, beneficially owned less that one percent of the outstanding shares of Oryx Energy Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In its capacity as managing general partner of the Partnership, the Company controls the Partnership and its operations, and has served as a lender and borrower of funds for the Partnership. Following is a table which summarizes lending activities between the Partnership and the Company during the year ended December 31, 1994:

                                                         BALANCE DUE                                          BALANCE DUE
                                                          TO (FROM)                                            TO (FROM)
                                                         PARTNERSHIP                                          PARTNERSHIP
                                                      DECEMBER 31, 1993     ADDITIONS      REPAYMENTS      DECEMBER 31, 1994
                                                     -------------------  -------------  ---------------  -------------------
                                                                              (MILLIONS OF DOLLARS)
Variable Rate Advances to (from) Oryx Energy
 Company...........................................       $     (22)        $      26       $      57          $       9
                                                                ---               ---             ---                ---
                                                                ---               ---             ---                ---
[9.75]% Note Payable to Oryx Energy Company........       $     (91)        $      --       $       9          $     (82)
                                                                ---               ---             ---                ---
                                                                ---               ---             ---                ---

    During 1994, the largest balance owed to the Partnership by the Company for variable rate advances was $14 million. The largest balance owed to the Company by the Partnership during 1994 resulting from advances from Oryx Energy Company and amounts due under the 9.75% Note Payable was $137 million. Certain information required by this section is included in Notes to the Consolidated Financial Statements. See Notes 1, 3 and 10 included elsewhere in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following Documents are filed as a part of this report:

        1.  Financial Statements:

    See Index to Financial Statements, Supplementary Financial and Operating Information on page 12.

        2.  Exhibits:

        3(a)  --Second  Amended  and  Restated  Agreement of  Limited  Partnership  of  Sun Energy
                Partners, L.P., dated December 10, 1985 (incorporated by reference to Exhibit 3(a)
                of the Form SE filed March 20, 1986).
        3(b)  --Certificate of Limited Partnership of Sun Energy Partners, L.P., dated October  1,
                1985 (incorporated by reference to Exhibit 3(b) of the Partnership's Form 10-K for the one month ended December 31, 1985).
        4(a)  --Deposit  Agreement, made as of  December 3, 1985 among  Sun Energy Partners, L.P.,
                Manufacturers Hanover Trust Company,  Sun Company, Inc.,  Oryx Energy Company  and
                All  Limited Partners in  Sun Energy Partners, L.P.  (incorporated by reference to
                Exhibit 4(a) of the Form SE filed March 20, 1986).
        4(b)  --Instruments defining the  rights of  security holders,  including indentures:  The
                Partnership  will provide copies of the  instruments relating to long-term debt to the SEC upon request.
       16     --Accountant's Preferability Letter
       22     --Affiliated Operating Partnerships/Subsidiary Corporations of Sun Energy  Partners.
                L.P.  (incorporated by  reference to  Exhibit 22  of the  Form SE  filed March 18,
                1988).
       24(a)  --Power of  Attorney executed  by  certain officers  and  directors of  Oryx  Energy
                Company, managing general partner of Sun Energy Partners, L.P.
       24(b)  --Certified copy of the resolution authorizing certain officers to sign on behalf of
                Oryx Energy Company, managing general partner of Sun Energy Partners, L.P.
       28(a)  --Agreement  of  Limited  Partnership  of Sun  Operating  Limited  Partnership dated
                November 18, 1985, as amended (incorporated  by reference to Exhibit 28(a) of  the
                Form SE filed March 20, 1986).
       28(b)  --Certificate  of  Limited Partnership  of Sun  Operating Limited  Partnership dated
                November 19, 1985 (incorporated by reference to Exhibit 28(b) of the Partnership's
                Form 10-K for the one month ended December 31, 1985).
       28(c)  --Sun Operating Limited Partnership 9.75% Promissory Note (incorporated by reference to Exhibit 28(c) of the  Partnership's Annual Report on  Form 10-K for the  fiscal year  ended December 31, 1991, as amended by  Amendment No. 1 on Form 8 dated July
                17, 1992, Commission File No. 1-9033).
       28(d)  --Letter Agreement Dated November 21, 1990, Between Oryx Energy Company and Atlantic
                Richfield Company (incorporated by reference to Exhibit 28(a) of the Partnership's
                Current Report on Form 8-K dated January 31, 1991, Commission File No. 1-9033).
       28(e)  --Amendment Dated November  28, 1990 to  Letter Agreement Dated  November 21,  1990,
                Between  Oryx  Energy  Company  and Atlantic  Richfield  Company  (incorporated by reference to Exhibit 28(b) of the  Partnership's Current Report on Form 8-K  dated
                January 31, 1991, Commission File No. 1-9033).

    (b)  Reports on Form 8-K:

    The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1994.

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

                                                    SUN ENERGY PARTNERS, L.P.

                                          By:       ORYX ENERGY COMPANY
                                                    (MANAGING GENERAL PARTNER)

                                          *By:      /s/ EDWARD W. MONEYPENNY

                                             -----------------------------------
                                                    Edward W. Moneypenny
                                             EXECUTIVE VICE PRESIDENT, FINANCE,
                                                 CHIEF FINANCIAL OFFICER AND
                                                           DIRECTOR
Date March 22, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities with Oryx Energy Company, Managing General Partner, and on the date indicated:

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------
          JERRY W. BOX**             Executive Vice President,
-----------------------------------   Exploration and
           Jerry W. Box               Production, and Director

       WILLIAM E. BRADFORD**         Director
-----------------------------------
        William E. Bradford

         ROBERT B. GILL**            Director
-----------------------------------
          Robert B. Gill

     DAVID S. HOLLINGSWORTH**        Director
-----------------------------------
      David S. Hollingsworth

        ROBERT L. KEISER**           Chairman of the Board,
-----------------------------------   Chief
         Robert L. Keiser              Executive Officer,
                                       and President
                                      (principal
                                       executive officer)       March 22, 1995

     /s/ EDWARD W. MONEYPENNY        Executive Vice President,
-----------------------------------    Finance, Chief
       Edward W. Moneypenny            Financial Officer
                                      (principal
                                       financial officer), and
                                       Director

     CHARLES H. PISTOR, JR.**        Director
-----------------------------------
      Charles H. Pistor, Jr.

         PAUL R. SEEGERS**           Director
-----------------------------------
          Paul R. Seegers

      IAN L. WHITE-THOMSON**         Director
-----------------------------------
       Ian L. White-Thomson

**By:    /s/ EDWARD W. MONEYPENNY
-----------------------------------
       Edward W. Moneypenny
         ATTORNEY-IN-FACT

------------------------
 *Attorney-in-Fact pursuant to Resolution of the Board of Directors of the Managing General Partner which is being filed as an Exhibit to this Form 10-K.

**Original powers  of  attorney  authorizing  Robert L.  Keiser  and  Edward  W.
  Moneypenny or any one of them, to sign this Form 10-K Annual Report on behalf of Sun Energy Partners, L.P., is being filed as an Exhibit to this Form 10-K.