Form 10-K/A
period 1994-12-31
SUN ENERGY PARTNERS LP
filed 1995-04-27
CIK 778201

                      SECURITIES AND EXCHANGE COMISSION
                           WASHINGTON, D.C. 20549


                           -----------------------


                                 FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT

               Filed Pursuant to Section 12, 13 or 15(d) of the
                       Securities Exchange Act of 1934


                           SUN ENERGY PARTNER L.P.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                AMENDMENT NO. 1


The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as set forth in the pages attached hereto:

Part IV.      Item 14.      Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUN ENERGY PARTNER L.P.

                                         By:  Oryx Energy Company

                                         By:  /s/ Edward W. Moneypenny
                                              -----------------------------
                                                  Edward W. Moneypenny
                                           EXECUTIVE VICE PRESIDENT, FINANCE,
                                          CHIEF FINANCIAL OFFICER AND DIRECTOR
                                              (PRINCIPAL FINANCIAL OFFICER)

Date:  April 26, 1995

                                PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Registrant hereby amends Item 14(a) by filing the following exhibit thereto:

     27     Financial Data Schedules