Form 10-Q
period 1995-03-31
SUN ENERGY PARTNERS LP
filed 1995-05-15
CIK 778201

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1995
                                       --------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                                  ------------      -----------


Commission file number        1-9033
                              ------

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

                          (214) 715-4000
                          --------------
           (Registrant's telephone number, including area code)


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

     The number of depositary units outstanding as of April 30, 1995 was 7,543,100.

                         SUN ENERGY PARTNERS, L.P.

                                   INDEX



                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Statements of Income for the
    Three Months Ended March 31, 1995 and 1994                3


    Condensed Consolidated Balance Sheets at March 31,
    1995 and December 31, 1994                                4


    Condensed Consolidated Statements of Cash Flows for
    the Three Months Ended March 31, 1995 and 1994            5


    Notes to Condensed Consolidated Financial Statements      6


    Report of Independent Accountants                         8


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  9



PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                    11


SIGNATURE                                                    12

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                             For the Three Months
(Millions of Dollars, Except                     Ended March 31
Per Unit Amounts)                             1995         1994
                                              ----         ----
                                                 (Unaudited)
REVENUES
  Oil and gas                                $  147    $  162
  Other                                          (3)       (1)
                                             -------   -------
                                                144       161
                                             -------   -------

COSTS AND EXPENSES
  Operating costs                                49        48
  Production taxes                                8        11
  Exploration costs                               9        14
  Depreciation, depletion and
    amortization                                 40        46
  General and administrative
    expense                                      14        18
  Interest and debt expense                       3         3
  Interest capitalized                           (2)        -
                                             -------   -------
                                                121       140
                                             -------   -------
Income Before Cumulative Effect of
  Accounting Change                              23        21
Cumulative Effect of Accounting Change (Note 2)   -      (577)
                                             -------   -------
Net Income (Loss)                            $   23    $ (556)
                                             =======   =======
Net Income (Loss) Per Unit:
   Before cumulative effect of
     accounting change                       $  .05    $  .05
   Cumulative effect of accounting change         -     (1.37)
                                             -------   -------
   Net income (loss)                         $  .05    $(1.32)
                                             =======   =======
Cash Distributions Paid to Unitholders       $   59    $   34
                                             =======   =======
Cash Distributions Per Unit                  $  .14    $  .08
                                             =======   =======
Weighted Average Number of Units
  Outstanding (in thousands)                421,171   421,171
                                            =======   ========

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        March 31      December 31
(Millions of Dollars)                     1995             1994
                                        --------      -----------
                                      (Unaudited)
ASSETS
Current Assets
  Cash and short-term investments        $     6        $    11
  Advances to affiliate                       12              9
  Accounts and notes receivable and
    other current assets                     114             88
                                         --------       --------
Total Current Assets                         132            108

Properties, Plants and Equipment (Note 3)    939            993
Investment in Affiliate                       80             80
                                         --------       --------
Total Assets                             $ 1,151        $ 1,181
                                         ========       ========
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable                       $    70        $    62
  Accrued liabilities                         69             72
  Current portion of long-term debt
    due affiliate                             10             10
  Current portion of long-term debt            2              2
                                         --------       --------
Total Current Liabilities                    151            146

Long-Term Debt due Affiliate                  70             72
Long-Term Debt                                 1              2
Deferred Credits and Other Liabilities        31             27

Partners' Capital (Note 4)
  Limited partnership interests              276            286
  General partnership interests              622            648
                                         --------       --------
Partners' Capital                            898            934
                                         --------       --------
Total Liabilities and Partners' Capital  $ 1,151        $ 1,181
                                         ========       ========

The successful efforts method of accounting is followed.


                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Three Months
                                               Ended March 31
(Millions of Dollars)                      1995             1994
                                          ------           ------
                                               (Unaudited)
CASH AND CASH EQUIVALENTS FROM
  OPERATING ACTIVITIES
  Net income (loss)                        $   23         $(556)
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
     Depreciation, depletion and
       amortization                            40            46
     Dry hole costs and leasehold impairment    3             8
     Loss on divestments                        1             -
     Cumulative effect of accounting change     -           577
     Other                                      4            (1)
                                           -------        ------
                                               71            74
     Changes in working capital:
       Accounts and notes receivable and
         other current assets                 (12)            7
       Accounts payable, accrued liabilities
         and advances from affiliates           5             -
                                           -------        ------
Net Cash Flow Provided From Operating
  Activities                                   64            81
                                           -------        ------
CASH AND CASH EQUIVALENTS FROM
  INVESTING ACTIVITIES
  Capital expenditures                        (44)          (39)
  Proceeds from divestments                    41             -
  Other                                        (1)           (4)
                                           -------        ------
Net Cash Flow Used For Investing
  Activities                                   (4)          (43)
                                           -------        ------
CASH AND CASH EQUIVALENTS FROM
  FINANCING ACTIVITIES
  Repayments of long-term debt                 (3)           (4)
  Cash distributions paid to unitholders      (59)          (34)
                                           -------        ------
Net Cash Flow Used For Financing
  Activities                                  (62)          (38)
                                           -------        ------
Changes In Cash and Cash Equivalents           (2)            -
Cash and Cash Equivalents at Beginning
  of Period                                    20             4
                                           -------        ------


Cash and Cash Equivalents at End
  of Period                                $   18         $   4
                                           =======        ======

                            (See Accompanying Notes)

                         SUN ENERGY PARTNERS, L.P.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year 1995.

     Statements of Cash Flows

     Amounts paid for interest were as follows:
                                     Three Months Ended March 31
                                       1995           1994
                                      ------         ------
                                       (Millions of Dollars)
     Interest paid (net of capitalized
       amounts)                       $  -            $  2

     In accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed
Consolidated Statements of Cash Flows.

2.   Accounting Change

     Effective January 1, 1994, the Partnership changed its accounting policy for calculating the oil and gas asset ceiling test from a total Partnership basis to an individual field basis. As a result of this change, the Partnership recognized a one time non-cash cumulative effect charge to 1994 earnings of $577 million. Consequently, earnings have been restated for the first quarter of 1994, as follows:

                          As Reported          As Restated
                         -------------        -------------
                   (Millions of Dollars, Except Per Unit Amounts)

     Net loss               $  (82)              $ (556)
                            =======              =======
     Net loss per unit      $ (.19)              $(1.32)
                            =======              =======

                         SUN ENERGY PARTNERS, L.P.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

3.   Properties, Plants and Equipment

                                        March 31     December 31
                                          1995           1994
                                        --------     ------------
                                          (Millions of Dollars)

     Gross investment ...............     $3,733         $4,015
     Less accumulated depreciation,
       depletion and amortization ...      2,794          3,022
                                          -------        -------
     Net investment                       $  939         $  993
                                          =======        =======

4.   Partners' Capital

     At March 31, 1995, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of March 31, 1995, there was a total of 421.2 million units outstanding.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1995 and 1994. These financial statements are the responsibility of Oryx Energy Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1995, which included an explanatory paragraph describing the change in accounting for calculating the oil and gas asset ceiling test in 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   COOPERS & LYBRAND L.L.P.

Dallas, Texas
May 11, 1995

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FINANCIAL CONDITION

The Partnership's cash and cash equivalents decreased by $2 million over the three months ended March 31, 1995. Cash flows for the first quarter of 1995 included $64 million provided from operating activities, $4 million used for investing activities and $62 million used for financing activities. The $64 million net cash flow provided from operating activities was comprised of $71 million net cash flow provided from operating activities before changes in current assets and liabilities and $7 million of net cash flow used for changes in current assets and liabilities. The $71 million net cash flow provided from operating activities before changes in current assets and liabilities was favorably impacted by increased crude oil volumes and prices partially offset by a decrease in natural gas volumes and prices. The $7 million net cash flow used for changes in current assets and liabilities consisted of a $12 million increase in accounts and notes receivable and other current assets and a $5 million increase in accounts payable, accrued liabilities and advances from affiliates.

The $4 million net cash flow used for investing activities primarily consisted of $44 million used for capital expenditures offset in part by $41 million of proceeds from divestments. The $62 million net cash flow used for financing activities resulted from the scheduled payment of $3 million of long-term debt and $59 million of cash distributions paid to unitholders.

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective for fiscal years beginning after December 15, 1995. When adopted, the impact of this statement is expected to be immaterial.

A first quarter cash distribution in the amount of $.14 per unit was paid in 1995. A second quarter cash distribution of $.14 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on June 9, 1995 to unitholders of record on May 19, 1995. The cash distribution includes $.10 per unit from divestment proceeds.

RESULTS OF OPERATIONS

Net income for the first quarter of 1995 was $23 million, or $.05 per unit, compared to net income before the cumulative effect of an accounting change of $21 million, or $.05 per unit, in the first quarter of 1994. Revenues for the 1995 first quarter were $144 million versus $161 million for the first quarter of 1994. In comparing the first quarter of 1995 to the first quarter of 1994, crude oil production was about the same while natural gas production decreased 44 million cubic feet per day because of asset sales and normal declines. Total costs and expenses decreased $19 million, or 14 percent, as a result of reductions in almost all categories.

Average net production of crude oil and condensate was 49 thousand barrels daily during the first quarter of 1995 compared to an average net production of 50 thousand barrels daily for the first quarter of 1994. The average crude oil and condensate price in the first quarter of 1995 increased to $16.26 per barrel, as compared to $12.72 per barrel in the same period last year.

Average net production of natural gas for the first quarter of 1995 was 504 million cubic feet daily or eight percent lower than average net production of 548 million cubic feet daily for the same period in 1994. The average natural gas price for the first quarter of 1995 was $1.69 per thousand cubic feet, as compared to $2.12 per thousand cubic feet in the same period last year.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

          On February 6, 1995, the Partnership filed a Form 8-K to report the adoption of a new accounting policy for determining the ceiling test for its oil and gas properties. See Note 2 to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.



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


     SUN ENERGY PARTNERS, L.P.





BY     ORYX ENERGY COMPANY
     (Managing General Partner)



BY   /s/ Robert L. Thompson
    ------------------------
     Robert L. Thompson
     (Comptroller and Corporate Planning Director)


DATE:     May 11, 1995