Form 10-Q
period 1995-06-30
SUN ENERGY PARTNERS LP
filed 1995-08-14
CIK 778201

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1995
                                       -------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                                 --------------    -----------

Commission file number        1-9033
                             --------

                   SUN ENERGY PARTNERS, L.P.
                   -------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                             75-2070723
            ---------                            ----------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification Number)


           13155 NOEL ROAD, DALLAS, TEXAS 75240-5067
           -----------------------------------------
 (Address of principal executive offices)   (Zip code)

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

     The number of depositary units outstanding as of July 31, 1995 was 7,543,100.

                         SUN ENERGY PARTNERS, L.P.

                                   INDEX



                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the
   Three and Six Months Ended June 30, 1995 and 1994......    3

Condensed Consolidated Balance Sheets at June 30, 1995
   and December 31, 1994..................................    4

Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1995 and 1994................    5

Notes to Condensed Consolidated Financial Statements......    6

Report of Independent Accountants ........................    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..............    9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................   11

SIGNATURE ................................................   12

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements
SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      For the Three Months     For the Six Months
(Millions of Dollars,     Ended June 30           Ended June 30
 Except Per Unit Amounts)1995        1994       1995        1994
                         ----        ----       ----        ----
                                       (Unaudited)
REVENUES
  Oil and gas           $  146      $  158     $  293     $  320
  Other                      7          (3)         4         (4)
                        -------     -------    -------    -------
                           153         155        297        316
                        -------     -------    -------    -------
COSTS AND EXPENSES
  Operating costs           37          49         86         98
  Production taxes           8          11         16         22
  Exploration costs          9          19         18         35
  Depreciation, depletion
    and amortization        41          40         81         86
  General and administrative
    expense                 14          15         28         30
  Interest and debt expense  4           6          7          9
  Interest capitalized      (2)         (2)        (4)        (2)
                        -------     -------    -------    -------
                           111         138        232        278
                        -------     -------    -------    -------
Income Before Cumulative
  Effect of Accounting
  Change                    42          17         65         38
Cumulative Effect of
  Accounting Change
  (Note 2)                   -           -          -       (577)
                        -------     -------    -------    -------
Net Income (Loss)       $   42      $   17     $   65     $ (539)
                        =======     =======    =======    =======
Net Income (Loss)
  Per Unit:
  Before cumulative
    effect of accounting
    change              $  .10      $  .04     $  .15     $  .09
  Cumulative effect of
    accounting change        -           -          -      (1.37)
                        -------     -------    -------    -------
   Net income (loss)    $  .10      $  .04     $  .15     $(1.28)
                        =======     =======    =======    =======
Cash Distributions Paid
  to Unitholders        $   59      $   29     $  118     $   63
                        =======     =======    =======    =======
Cash Distributions Per
  Unit                  $  .14      $  .07     $  .28     $  .15
                        =======     =======    =======    =======
Weighted Average Number
  of Units Outstanding
  (in thousands)        421,171     421,171    421,171    421,171
                        =======     =======    =======    =======

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30       December 31
(Millions of Dollars)                    1995               1994
                                        -------       -----------
                                      (Unaudited)
ASSETS

Current Assets
  Cash and short-term investments       $    11       $    11
  Advances to affiliate                      16             9
  Accounts and notes receivable and
    other current assets                     76            88
                                        --------      --------
Total Current Assets                        103           108

Properties, Plants and Equipment
  (Note 3)                                  931           993
Deferred Charges and Other Assets            80            80
                                        --------      --------
Total Assets                            $ 1,114       $ 1,181
                                        ========      ========
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Accounts payable                      $    59       $    62
  Accrued liabilities                        62            72
  Current portion of long-term debt
    due affiliate                            10            10
  Current portion of long-term debt           2             2
                                        --------      --------
Total Current Liabilities                   133           146

Long-Term Debt due Affiliate                 68            72
Long-Term Debt                                1             2
Deferred Credits and Other Liabilities       30            27

Partners' Capital (Note 4)
  Limited partnership interests             270           286
  General partnership interests             612           648
                                        --------      --------
Partners' Capital                           882           934
                                        --------      --------
Total Liabilities and Partners' Capital $ 1,114       $ 1,181
                                        ========      ========


The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Six Months
                                                 Ended June 30
(Millions of Dollars)                          1995         1994
                                               ----         ----
                                                  (Unaudited)

CASH FROM OPERATING ACTIVITIES
  Net income (loss)                           $   65      $ (539)
  Adjustments to reconcile net income
    (loss) to net cash from operating
    activities:
     Depreciation, depletion and amortization     81         86
     Dry hole costs and leasehold impairment       8         22
     Gain on divestments                          (7)         -
     Cumulative effect of accounting change        -        577
     Other                                         2          1
                                              -------     ------
                                                 149        147

     Changes in working capital:
       Accounts and notes receivable and
         other current assets                      8        (23)
       Accounts payable, accrued liabilities     (12)        17
                                              -------     ------
Net Cash Flow Provided From Operating
  Activities                                     145        141
                                              -------     ------
INVESTING ACTIVITIES
  Capital expenditures                           (89)       (69)
  Proceeds from divestments                       76          3
  Other                                           (2)        (4)
                                              -------     ------
Net Cash Flow Used For Investing Activities      (15)       (70)
                                              -------     ------
FINANCING ACTIVITIES
  Repayments of long-term debt                    (5)        (9)
  Cash distributions paid to unitholders        (118)       (63)
                                              -------     ------
Net Cash Flow Used For Financing Activities     (123)       (72)
                                              -------     ------
CHANGES IN CASH AND CASH EQUIVALENTS               7         (1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                          20          4
                                              -------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   27      $   3
                                              =======     ======

                            (See Accompanying Notes)

                         SUN ENERGY PARTNERS, L.P.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year 1995.

     Statements of Cash Flows

     Amounts paid for interest were as follows:

                                        Six Months Ended June 30
                                            1995       1994
                                           ------     ------
                                          (Millions of Dollars)
     Interest paid (net of capitalized
       amounts)                           $   -         $  7

     In accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed
Consolidated Statements of Cash Flows.

2.   Accounting Change

     Effective January 1, 1994, the Partnership changed its accounting policy for calculating the oil and gas asset ceiling test from a total Partnership basis to an individual field basis. As a result of this change, the Partnership recognized a one time non-cash cumulative charge to 1994 earnings of $577 million. Consequently, earnings have been restated for the three and six months ended June 30, 1994, as follows:

                        For the Three Months  For the Six Months
                        Ended June 30, 1994   Ended June 30, 1994
                        --------------------  -------------------
                   (Millions of Dollars, Except Per Unit Amounts)
As Reported:

   Net loss                    $    -               $   (82)
                               =======              ========

   Net loss per unit           $    -               $  (.19)
                               =======              ========

As Restated:

   Net income (loss)           $   17               $  (539)
                               =======              ========

   Net income (loss) per unit  $  .04               $ (1.28)
                               =======              ========

                         SUN ENERGY PARTNERS, L.P.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

3.   Properties, Plants and Equipment
                                   June 30       December 31
                                    1995             1994
                                   -------       -----------
                                     (Millions of Dollars)

     Gross investment              $3,644          $4,015
     Less accumulated depreciation,
       depletion and amortization   2,713           3,022
                                   -------         -------
     Net investment                $  931          $  993
                                   =======         =======

4.   Partners' Capital

     At June 30, 1995, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of June 30, 1995, there was a total of 421.2 million units outstanding.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the three and six months ended June 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of Oryx Energy Company's management.

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

Dallas, Texas
August 11, 1995

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

FINANCIAL CONDITION

The Partnership's cash and cash equivalents increased $7 million over the six months ended June 30, 1995. The $7 million increase was comprised of $145 million provided from operating activities, $15 million used for investing activities and $123 million used for financing activities. The $145 million net cash flow provided from operating activities was comprised of $149 million net cash flow provided from operating activities before changes in current assets and liabilities and $4 million net cash flow used for changes in current assets and liabilities. The $145 million net cash flow provided from operating activities before changes in current assets and liabilities was favorably impacted by increases in crude oil prices partially offset by a decrease in natural gas volumes and prices. The $4 million net cash flow used for changes in current assets and liabilities consisted of an $8 million decrease in accounts and notes receivable and other current assets, partially offset by a $12 million decrease in accounts payable and accrued liabilities.

The $15 million net cash flow used for investing activities consisted primarily of $89 million used for capital expenditures, partially offset by $76 million of proceeds from divestments.
The $123 million net cash flow used for financing activities resulted from the scheduled payment of $5 million of long-term debt and $118 million cash distributions paid to unitholders.

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective for fiscal years beginning after December 15, 1995. When adopted, the impact of this statement is expected to be immaterial.

A second quarter cash distribution of $.14 per unit was paid on June 9, 1995. A third quarter cash distribution of $.16 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on September 11, 1995 to unitholders of record on August 18, 1995. The cash distribution includes $.08 per unit from divestment proceeds.

RESULTS OF OPERATIONS - SIX MONTHS

Net income for the first six months of 1995 was $65 million, or $.15 per unit, compared to net income before the cumulative effect of accounting change of $38 million, or $.09 per unit, in the first six months of 1994. Revenues for the six months were $297 million in 1995 versus $316 million in 1994.

Production of crude oil and condensate was 47 thousand barrels daily during the first six months of 1995 compared to production of 49 thousand barrels daily for the first six months of 1994. The crude oil and condensate price in the first six months of 1995 increased to $16.68 per barrel, as compared to $13.99 per barrel in the same period last year.

Production of natural gas for the first six months of 1995 was 490 million cubic feet daily compared to production of 531 million cubic feet daily for the same period in 1994. The natural gas price for the first six months of 1995 was $1.69 per thousand cubic feet, as compared to $2.03 per thousand cubic feet in the same period last year.

RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $42 million, or $.10 per unit, for the second quarter of 1995, compared to net income of $17 million, or $.04 per unit, for the same quarter last year, which was restated for a change in accounting principle. Revenues for the 1995 quarter were $153 million versus $155 million for the 1994 quarter.

Production of crude oil and condensate for the second quarter of 1995 was 47 thousand barrels daily compared to production for the second quarter of 1994 of 48 thousand barrels daily. The average crude oil and condensate price in the second quarter of 1995 increased $1.82 to $17.10 per barrel, as compared to $15.28 per barrel in the same period in 1994.

Production of natural gas for the second quarter of 1995 was 480 million cubic feet daily compared to production of 515 million cubic feet daily for the second quarter of 1994. The average natural gas price in the second quarter of 1995 fell by $.22 to $1.70 per thousand cubic feet, as compared to $1.92 per thousand cubic feet in the same period in 1994.

Total costs and expenses decreased $27 million, or 20 percent, as a result of reductions in almost all categories.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1995.


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


     SUN ENERGY PARTNERS, L.P.





BY     ORYX ENERGY COMPANY
     (Managing General Partner)



BY   /s/ E. W. Moneypenny
     --------------------
     E. W. Moneypenny
    (Executive Vice President, Finance, and Chief Financial
     Officer)


DATE:     August 11, 1995