Form 10-Q/A
period 1994-09-30
SUN ENERGY PARTNERS LP
filed 1995-11-06
CIK 778201

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-Q/A

                   AMENDMENT TO APPLICATION OR REPORT


              FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                        SUN ENERGY PARTNERS, L.P.

         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                             AMENDMENT NO. 1


The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended September
30, 1994, as set forth in the pages attached hereto:

Part II.  Item 6    Exhibits and Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:  Sun Energy Partners, L.P.

                              By:  Oryx Energy Company
                                   (Managing General Partner)

                              By:/s/Robert L. Thompson
                                 ----------------------
                                 Comptroller and Corporate
                                 Planning Director
                                 (Chief Accounting Officer)

Date:  November 3, 1995

Part II


Item 6.   Exhibits and Reports on Form 8-K

          The Registrant hereby amends Item 6(a) by filing the following exhibit thereto:

          27   Financial Data Schedules