Form 10-Q
period 1995-09-30
SUN ENERGY PARTNERS LP
filed 1995-11-07
CIK 778201

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

/X/  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         SEPTEMBER 30, 1995

                               OR

     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to



Commission file number        1-9033

                         SUN ENERGY PARTNERS, L.P.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     75-2070723
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)     IDENTIFICATION NUMBER)

            13155 NOEL ROAD, DALLAS, TEXAS      75240-5067
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                   (214) 715-4000
      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  /X/    No


     The number of depositary units outstanding as of November 6, 1995 was 7,543,100.

                    SUN ENERGY PARTNERS, L.P.


                              INDEX



                                                            Page

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income for the
          Three and Nine Months Ended September 30, 1995
          and 1994                                            3

          Condensed Consolidated Balance Sheets at September 30,
          1995 and December 31, 1994                          4

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1995 and 1994   5

          Notes  to  Condensed Consolidated Financial
          Statements                                          6

          Report of Independent Accountants                   8

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 9


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                   11

SIGNATURE                                                    12

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              For the Three Months For the Nine Months
(Millions of Dollars, Except   Ended September 30  Ended September 30
Per Unit Amounts)               1995     1994       1995     1994
                                         (Unaudited)
REVENUES
 Oil and gas                  $  131   $  150     $  424   $  470
 Other                           (12)       -         (8)      (4)
                              -------  -------    -------  -------
                                 119      150        416      466
                              -------  -------    -------  -------
COSTS AND EXPENSES
 Operating costs                  39       51        125      149
 Production taxes                  8       11         24       33
 Exploration costs                11        5         29       40
 Depreciation, depletion and
   amortization                   41       40        122      126
 General and administrative
   expense                        13       11         41       41
 Interest and debt expense         3        4         10       13
 Interest capitalized             (3)      (1)        (7)      (3)
                              -------  -------    -------  -------
                                 112      121        344      399
                              -------  -------    -------  -------
Income Before Cumulative Effect
 of Accounting Change              7       29         72       67
Cumulative Effect of Accounting
 Change (Note 2)                   -        -          -     (577)
                              -------  -------    -------  -------
Net Income (Loss)             $    7   $   29     $   72   $ (510)
                              =======  =======    =======  =======
Net Income (Loss) Per Unit:
 Before cumulative effect of
   accounting change          $  .02   $  .07     $  .17   $  .16
 Cumulative effect of
   accounting change               -        -         -     (1.37)
                              -------  -------    -------  -------
 Net Income (Loss)            $  .02   $  .07     $  .17   $(1.21)
                              =======  =======    =======  =======
Cash Distributions Paid
 to Unitholders               $   67   $   29     $  185   $   92
                              =======  =======    =======  =======

Cash Distributions Per Unit   $  .16   $  .07     $  .44   $  .22
                              =======  =======    =======  =======

Weighted Average Number of Units
 Outstanding (in thousands)   421,171  421,171    421,171  421,171
                              =======  =======    =======  =======

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30   December 31
(Millions of Dollars)                       1995          1994
                                        (Unaudited)
ASSETS

Current Assets
 Cash and short-term investments          $     4       $    11
 Advances to affiliate                          -             9
 Accounts and notes receivable and other
   current assets                              74            88
                                          --------      --------
Total Current Assets                           78           108

Properties, Plants and Equipment (Note 3)     933           993
Investment in Affiliate                        80            80
                                          --------      --------
Total Assets                              $ 1,091       $ 1,181
                                          ========      ========

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
 Advances from affiliate                  $    40       $     -
 Accounts payable                              57            62
 Accrued liabilities                           68            72
 Current portion of long-term debt
   due affiliate                               10            10
 Current portion of long-term debt              2             2
                                          --------      --------
Total Current Liabilities                     177           146

Long-Term Debt Due Affiliate                   65            72
Long-Term Debt                                  -             2
Deferred Credits and Other Liabilities         28            27

COMMITMENTS AND CONTINGENT LIABILITIES

Partners' Capital (Note 4)
 Limited partnership interests                252           286
 General partnership interests                569           648
                                          --------      --------
Partners' Capital                             821           934
                                          --------      --------
Total Liabilities and Partners' Capital   $ 1,091       $ 1,181
                                          ========      ========



The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Nine Months
                                           Ended September 30
(Millions of Dollars)                      1995          1994
                                                 (Unaudited)

CASH FROM OPERATING ACTIVITIES
 Net income (loss)                        $  72        $ (510)
 Adjustments to reconcile net income (loss)
   to net cash from operating activities:
     Depreciation,
       depletion and amortization           122           126
     Dry hole costs and leasehold
       impairment                            14            23
     Cumulative effect of
       accounting change                      -           577
     Other                                    2             1
                                          ------       -------
                                            210           217

     Changes in working capital:
      Accounts and notes receivable and
        other current assets                  9            14
      Accounts payable and accrued liabilities
        and advances from affiliates         31            (1)
                                          ------       -------
Net Cash Flow Provided From
  Operating Activities                      250           230
                                          ------       -------
INVESTING ACTIVITIES
 Capital expenditures                      (138)         (115)
 Proceeds from divestments                   76             3
 Other                                      (10)           (7)
                                          ------       -------
Net Cash Flow Used For
  Investing Activities                      (72)         (119)
                                          ------       -------
FINANCING ACTIVITIES
 Repayments of long-term debt                (9)          (11)
 Cash distributions paid
   to unitholders                          (185)          (92)
                                          ------       -------
Net Cash Flow Used For
  Financing Activities                     (194)         (103)
                                          ------       -------
CHANGES IN CASH AND CASH EQUIVALENTS        (16)            8
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                        20             4
                                          ------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $   4        $   12
                                          ======       =======


                    (See Accompanying Notes)

                    SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year 1995.

     Statements of Cash Flows

     Amounts paid for interest were as follows:

                                   Nine Months Ended September 30
                                         1995      1994
                                        ------    ------
                                       (Millions of Dollars)
     Interest paid
       (net of capitalized amounts)      $ -       $ 10

     In   accordance  with  Statement  of  Financial   Accounting
     Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying
     Condensed Consolidated Statements of Cash Flows.


2.   Accounting Change

     Effective January 1, 1994, the Partnership changed its accounting policy for calculating the oil and gas asset ceiling test from a total Partnership basis to an individual field basis. As a result of this change, the Partnership recognized a one time non-cash cumulative charge to 1994 earnings of $577 million. Consequently, earnings have been restated for the three and nine months ended September 30, 1994, as follows:

                    SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)


2.   Accounting Change (continued)

                      For the Three Months       For the Nine Months
                      Ended September 30, 1994   Ended September 30, 1994
                      -------------------------------------------------
                       (Millions of Dollars, Except Per Unit Amounts)
As Reported:

  Net income (loss)           $  11                 $  (71)
                              ======                =======
  Net income (loss) per unit  $ .03                 $ (.17)
                              ======                =======
As Restated:

  Net income (loss)           $  29                 $ (510)
                              ======                =======
  Net income (loss) per unit  $ .07                 $(1.21)
                              ======                =======


3.   Properties, Plants and Equipment
                                       September 30 December 31
                                           1995         1994
                                       ------------ -----------
                                          (Millions of Dollars)

     Gross investment                    $3,651       $4,015
     Less accumulated depreciation,
      depletion and amortization          2,718        3,022
                                         -------      -------
     Net investment                      $  933       $  993
                                         =======      =======


4.   Partners' Capital

     At September 30, 1995, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of September 30, 1995, there was a total of 421.2 million units outstanding.

                REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Partners of Sun Energy Partners, L.P., and the Board  of
Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three and nine months ended
September 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of Oryx Energy Company's management.

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

Dallas, Texas
November 6, 1995

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

At September 30, 1995, cash and cash equivalents were $4 million compared to $20 million at December 31, 1994. The $16 million decrease in cash and cash equivalents was comprised of $250 million provided from operating activities, $72 million used for investing activities and $194 million used for financing activities. The $250 million net cash flow provided from operating activities was comprised of $210 million net cash flow provided from operating activities before changes in current assets and liabilities and $40 million net cash flow provided from changes in current assets and liabilities. The $210 million net cash flow provided from operating activities before changes in current assets and liabilities was favorably impacted by an increase in crude oil prices partially offset by decreases in natural gas volumes and prices. The $40 million net cash flow provided from changes in current assets and liabilities consisted of a $9 million decrease in accounts and notes receivable and other current assets, and a $31 million increase in accounts payable, accrued liabilities, and advances from affiliates.

The $72 million net cash flow used for investing activities consisted primarily of $138 million used for capital expenditures, partially offset by $76 million in divestment proceeds. The $194 million net cash flow used for financing activities resulted from the scheduled payment of $9 million of long-term debt and $185 million of cash distributions paid to unitholders.

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. When adopted, the impact of this statement is expected to be immaterial.

A third quarter cash distribution of $.16 per unit was paid on September 11, 1995. A fourth quarter cash distribution of $.02 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on December 11, 1995 to unitholders of record on November 17, 1995.

RESULTS OF OPERATIONS - NINE MONTHS

Net income for the first nine months of 1995 was $72 million, or $.17 per unit, compared to net income before the cumulative effect of accounting change of $67 million, or $.16 per unit, in the first nine months of 1994. Revenues for the nine months were $416 million in 1995 versus $466 million in 1994.

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations - continued


RESULTS OF OPERATIONS - NINE MONTHS (continued)

Average net production of crude oil and condensate was 46 thousand barrels daily during the first nine months of 1995 compared to average net production of 49 thousand barrels daily for the first nine months of 1994. The crude oil and condensate price in the first nine months of 1995 increased to $16.53 per barrel, as compared to $14.43 per barrel in the same period last year.

Average net production of natural gas for the first nine months of 1995 was 473 million cubic feet daily compared to average net production of 533 million cubic feet daily for the same period in 1994. The natural gas price for the first nine months of 1995 was $1.66 per thousand cubic feet, as compared to $1.92 per thousand cubic feet in the same period last year.


RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $7 million, or $.02 per unit, for the quarter ended September 30, 1995, compared to net income of $29 million, or $.07 per unit, for the same quarter last year. Revenues for the 1995 third quarter were $119 million versus $150 million for the 1994 third quarter.

Average net production of crude oil and condensate for the third quarter of 1995 was 44 thousand barrels daily compared to average net production for the third quarter of 1994 of 47 thousand barrels daily. The average crude oil and condensate price in the third quarter of 1995 increased to $16.20 per barrel, as compared to $15.34 per barrel in the same period in 1994.

Average net production of natural gas for the third quarter of 1995 was 439 million cubic feet daily compared to average net production of 536 million cubic feet daily for the third quarter of 1994. The average natural gas price in the third quarter of 1995 was $1.61 per thousand cubic feet, as compared to $1.71 per thousand cubic feet in the same period in 1994.

                             PART II

                        OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               27  Financial Data Schedule

        (b)    Reports on Form 8-K:

              The Partnership did not file any reports on Form 8-
              K during the quarter ended September 30, 1995.


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


     SUN ENERGY PARTNERS, L.P.





BY     ORYX ENERGY COMPANY
       -------------------
     (Managing General Partner)



BY   /s/ E. W. Moneypenny
     ---------------------
     E. W. Moneypenny
     (Executive Vice President,
      Finance, and Chief Financial Officer)


DATE:     November 7, 1995