Form 10-K405
period 1995-12-31
SUN ENERGY PARTNERS LP
filed 1996-03-29
CIK 778201

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

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                      NONE

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of the Depositary Units held by nonaffiliates of the Registrant as of February 29, 1996, was approximately $28 million.

    The number of Depositary Units outstanding as of February 29, 1996, was 7,543,100.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    CERTAIN ABBREVIATIONS AND OTHER MATTERS

    As used herein, the following terms have specific meanings:

        m  thousand
      bbl  barrel
      mmb  million barrels
     mmcf  million cubic feet
       eb  equivalent barrel
      b/d  barrels per day
      WTI  West Texas Intermediate spot
            price
     ED&A  exploration, development and
            acquisition
       mm  million
       mb  thousand barrels
      mcf  thousand cubic feet
      bcf  billion cubic feet
      meb  thousand equivalent barrels
     mmeb  million equivalent barrels
   mmcf/d  million cubic feet per day
       HH  Henry Hub spot price
     FD&A  finding, development and
            acquisition

    Natural gas equivalents are determined under the relative energy content method by using the ratio of 6 mcf of natural gas to 1 bbl of crude oil, condensate or natural gas liquids.

    With respect to information on the working interest in wells, drilling locations and acreage, "net" oil and gas wells, drilling locations and acres are determined by multiplying the whole numbers by Sun Energy Partners, L.P.'s working interest.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES
GENERAL

    Sun Energy Partners, L.P. (Sun Energy Partners) engages in the oil and gas exploration and production business in the United States. Sun Energy Partners is controlled by Oryx Energy Company and certain of its affiliates (together the Company), which is the managing general partner. As of December 31, 1995, the Company owned 98 percent of Sun Energy Partners. The remaining two percent interest is comprised of limited partnership interests held by public unitholders in the form of depositary units (Units). Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units that would reduce the Company's holdings below eighty-five percent of the outstanding units. Sun Energy Partners sold 8.7 million limited partnership units during 1993 to the Company. It did not sell any additional units in 1994 or 1995.

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

    The Partnership has no officers or employees. Officers and employees of the Company perform all management functions required for Sun Energy Partners. As of December 31, 1995, the number of full-time employees of the Company was approximately 1,200.

    The Partnership's strategy is to target as future growth opportunities those areas where its advanced technological capabilities will have the greatest economic impact.

RESERVES

    As of December 31, 1995, the Partnership's proved reserves were an estimated 204 mmb of liquids and an estimated 1,285 bcf of natural gas which represents an aggregate of 418 mmeb of reserves. More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (Standardized Measure), are presented in the "Consolidated Financial Statements Supplementary Financial and Operating Information." The Partnership files oil and gas reserve estimates with various governmental regulatory authorities and agencies, the variability of which does not exceed five percent.

    The Partnership's production is exclusively in the United States and in 1995, the Partnership produced 47 mmeb. The Partnership seeks production replacement through a balanced approach that combines exploration, development and acquisition. In 1995, the Partnership replaced 99 percent of its production at a finding, development and acquisition cost of $4.65 per eb.

OFFSHORE

    The Partnership emphasizes projects that generate near term cash flow. The Partnership has identified the Gulf of Mexico as the cornerstone of its growth strategy.

    The Partnership has significant presence in the Gulf of Mexico with an interest in 115 blocks in various stages of exploration, development and production. The Partnership has an interest in 36 producing platforms, 17 of which it operates. The Partnership also holds interests in various offshore pipelines and facilities.

    EXPLORATION

    As of December 31, 1995, the Partnership held 272 thousand net undeveloped acres offshore, as compared to 341 thousand as of December 31, 1994. Of the 115 Gulf of Mexico blocks in which the Partnership owns an interest, 71 are undeveloped. In 1995, the Partnership spent $5 million to acquire interests in 7 blocks.

    As of December 31, 1995, one exploratory well was being drilled. The Partnership drilled 6 gross (3 net) exploratory wells offshore in 1995 and 4 gross (3 net) in 1994. Of the wells drilled in 1995, 2 gross (1 net) wells were successful.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate offshore was 16, 10 and 9 mbbls in 1995, 1994 and 1993. Average daily production of natural gas offshore was 178, 201 and 191 mmcf in 1995, 1994 and 1993.

    The Partnership owns a 99 percent interest in the High Island A-576 block. In 1994, the HI A-576 #1 discovery well encountered 168 feet of net pay from the Lower Pleistocene sands. The well is located 110 miles off the Texas coast in 290 feet of water and is 20 miles southwest of the Partnership's discoveries at High Island 379 and 385. This development, which has been named the Sherman Project, began production in December 1995. Peak production was 7 meb per day.

    The Partnership owns a 99 percent interest in the four-block High Island 384 unit. The High Island 384 unit is composed of blocks 378, 379, 384 and 385 and is located approximately 112 miles off the Texas coast in water with an average depth of 360 feet. In 1993, the Partnership announced an oil discovery in High Island 379 which encountered 179 feet of oil pay. In the early part of 1994, the Partnership announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay. This new development, which has been named the Patton Project, began production in January 1995 and in September achieved the expected peak production of 20 meb per day.

    Late in 1995, the Partnership confirmed the presence of natural gas reserves in a previously untested area of the High Island 384 Unit. The High Island 385 #3 well encountered 158 feet of net gas pay. Two subsequent delineation wells found the same pay interval in nearby fault blocks. In the second phase of Patton, the Partnership will install a platform in 360 feet of water and develop the new gas reservoir.

    In early 1995, the Partnership confirmed the presence of hydrocarbons in a previously untested fault block on the Garden Banks 260 discovery in the Gulf of Mexico. The Garden Banks (GB) 215 #2 well, which drilled a new fault block about two miles north of the original discovery well on GB 260, encountered approximately 170 feet of net pay. The GB 259 #2 well was then drilled as a side-track, and encountered over 115 feet of new pay in the same reservoir sands. A total of nine successful wells have been drilled in the GB 260 area. The most recent well, GB 216 #2, encountered 150 feet of net pay. This development, which has been named the Baldpate Project, is in federal waters offshore Louisiana in water depths of approximately 1,700 feet. In 1995, the Partnership entered into a plan of development to install a compliant tower platform and processing facility. The Partnership owns a 50 percent interest in a four-block area.

    In 1995, the Partnership approved a plan for the development of Viosca Knoll 826 which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. This development has been named the Neptune Project. First production is anticipated in 1997 with a gross peak rate of 24-30 meb per day. The Partnership operates the four-block Viosca Knoll unit and owns a 50 percent interest. The project will utilize a new type of floating production facility called a spar. The spar is a cylindrical-shaped vessel which floats in a vertical position, similar to a buoy. Production risers will be routed through the cylinder to allow the spar to float around them. The field will be developed in multiple phases with the spar being moved from location to location. In 1994, the Partnership exchanged its interest in an undeveloped block in the Gulf of Mexico for a royalty interest in Viosca Knoll 826.

    As of  December 31,  1995, the  Partnership was  drilling 12  gross (7  net)
offshore development wells. The Partnership drilled 14 gross (11 net) development wells offshore in 1995 and 16 gross (6 net) in 1994. All of the 14 gross (11 net) development wells drilled in 1995 were successful.

ONSHORE

    The onshore area continues to be a major contributor of production volumes and cash flow with relatively modest investment needs. The Partnership has interests in 60 major onshore fields in five states and operates about 75 percent of its production. In addition, the Partnership has increased its drilling activity to more rapidly exploit its onshore asset portfolio.

    The Partnership is applying 3-D technology creating opportunities in new fault blocks and deeper pool horizons which provide new volumes. To optimize cash flow, the Partnership will continue to exploit its waterflood operations. Onshore will be managed for maximum cash flow generation.

    EXPLORATION

    The Partnership drilled no exploratory wells onshore in 1995, and at December 31, 1995, none were being drilled.

    PRODUCTION AND DEVELOPMENT

    Average daily production of crude oil and condensate onshore was 29, 37 and 47 mb in 1995, 1994 and 1993. The decrease in 1995 crude oil and condensate production compared to 1994 and in 1994 compared to 1993 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 286, 332 and 326 mmcf in 1995, 1994 and 1993.

    As of December 31, 1995, the Partnership was drilling or participating in the drilling of 34 gross (29 net) development wells onshore. Of the 132 gross (89 net) development wells drilled onshore during 1995, 121 gross (80 net) were successful.

TABULAR INFORMATION

    The following table sets forth the Partnership's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1995 and 1994:

                                                                                 GROSS                  NET
                                                                          --------------------  --------------------
                                                                            1995       1994       1995       1994
                                                                          ---------  ---------  ---------  ---------
UNDEVELOPED ACREAGE
  Onshore...............................................................        983      1,142        528        566
  Offshore..............................................................        380        511        272        341
                                                                          ---------  ---------        ---        ---
    Total...............................................................      1,363      1,653        800        907
                                                                          ---------  ---------        ---        ---
                                                                          ---------  ---------        ---        ---


                                                                                 GROSS                  NET
                                                                          --------------------  --------------------
                                                                            1995       1994       1995       1994
                                                                          ---------  ---------  ---------  ---------
DEVELOPED ACREAGE
  Onshore...............................................................        982      1,137        545        625
  Offshore..............................................................        231        244        101         96
                                                                          ---------  ---------        ---        ---
    Total...............................................................      1,213      1,381        646        721
                                                                          ---------  ---------        ---        ---
                                                                          ---------  ---------        ---        ---

    The following table sets forth the Partnership's net exploratory and development oil and gas wells drilled in 1995, 1994 and 1993:

                                                                       EXPLORATORY WELLS                DEVELOPMENT WELLS
                                                                -------------------------------  -------------------------------
                                                                  1995       1994       1993       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------  ---------
Oil
  Onshore.....................................................         --         --         --         41         11         29
  Offshore....................................................          1         --          1          7          2          2
                                                                      ---        ---        ---        ---        ---        ---
                                                                        1         --          1         48         13         31
                                                                      ---        ---        ---        ---        ---        ---
Gas
  Onshore.....................................................         --         --         --         39         23         15
  Offshore....................................................         --          1          1          4          3          3
                                                                      ---        ---        ---        ---        ---        ---
                                                                       --          1          1         43         26         18
                                                                      ---        ---        ---        ---        ---        ---
Dry
  Onshore.....................................................         --         --          2          9          4          1
  Offshore....................................................          2          2          2         --          1          3
                                                                      ---        ---        ---        ---        ---        ---
                                                                        2          2          4          9          5          4
                                                                      ---        ---        ---        ---        ---        ---
    Total.....................................................          3          3          6        100         44         53
                                                                      ---        ---        ---        ---        ---        ---
                                                                      ---        ---        ---        ---        ---        ---

    The following table sets forth the Partnership's gross and net producing oil and gas wells at December 31, 1995:

                                                                                 GROSS*                 NET*
                                                                          --------------------  --------------------
                                                                             OIL        GAS        OIL        GAS
                                                                          ---------  ---------  ---------  ---------
Onshore.................................................................      3,031        812      1,679        503
Offshore................................................................         51        110         31         62
                                                                          ---------        ---  ---------        ---
    Total...............................................................      3,082        922      1,710        565
                                                                          ---------        ---  ---------        ---
                                                                          ---------        ---  ---------        ---

------------------------
*Gross producing wells include 136 multiple completion wells (more than one formation producing into the same well bore).

    The   following  table  sets  forth  the  Partnership's  average  daily  net production for 1995, 1994 and 1993:

                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
Crude & Condensate (mb):
  Onshore..........................................................................         29         37         46
  Offshore.........................................................................         16         10          9
                                                                                           ---        ---        ---
                                                                                            45         47         55
Processed Natural Gas (mb):                                                                  6          6          7
                                                                                           ---        ---        ---
                                                                                            51         53         62
                                                                                           ---        ---        ---
                                                                                           ---        ---        ---
Natural Gas (mmcf):
  Onshore..........................................................................        286        332        326
  Offshore.........................................................................        178        201        191
                                                                                           ---        ---        ---
                                                                                           464        533        517
                                                                                           ---        ---        ---
                                                                                           ---        ---        ---

    The following table sets forth the Partnership's average revenues and production costs per unit of oil and gas production for 1995, 1994 and 1993:

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
Revenues:
  Crude oil & condensate (per barrel)....................................  $   16.44  $   14.69  $   15.96
  Natural gas (per mcf)..................................................  $    1.73  $    1.87  $    1.96
  Average production cost per unit of oil and gas production (per equivalent barrel)
    Operating cost.......................................................  $    3.63  $    3.95  $    3.79
    Production taxes.....................................................        .67        .83        .93
                                                                           ---------  ---------  ---------
      Total production costs.............................................  $    4.30  $    4.78  $    4.72
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

ASSET DISPOSALS

    Assets are managed on a portfolio basis. The Partnership will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

    During 1995, the Partnership obtained 62, 37, and 1 percent of its crude production from primary, secondary and tertiary recovery methods. This compares to 55, 38 and 7 percent of its crude oil production in 1994. At December 31, 1995, the Partnership participated in no major tertiary oil recovery programs.

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

    CRUDE OIL AND CONDENSATE

    During 1995, sales of crude oil and condensate to the Partnership's top purchaser totaled approximately 5 percent of crude oil and condensate revenue. No other customer purchased more than 3 percent of the Partnership's sales of crude oil and condensate.

    Since most of the Partnership's crude oil and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Partnership believes that the loss of any major purchaser would not have a material adverse effect on the Partnership's business. In 1995, the ten largest customers accounted for approximately 20 percent of such sales.

    Currently, approximately 63 percent of sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Partnership or the purchaser, with substantially all of the remainder of the production being sold pursuant to contracts of varying terms of up to nine years in length.

    NATURAL GAS

    During 1995 the Partnership marketed its natural gas production. Sales of natural gas into short-term markets averaged 46 percent of total sales. At year-end over 50 percent of total sales were contracted to end-users of natural gas on a term basis. Contract length of these term sales agreements ranges from three months to ten years.

    During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy). Upon commencement of full operations, which is expected to occur in the second quarter of 1996, ProEnergy will purchase substantially all of the Partnership's gas production at index prices.

    During 1995, no individual customer accounted for more than five percent of the Partnership's natural gas sales. The ten largest customers accounted for approximately 15 percent of total gas sales during 1995.

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

    The Partnership has been named as a potentially responsible party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency (EPA). At the fourth and largest site, the Operating
Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRP's previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has recently successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance.

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

TECHNOLOGY

    The Partnership's exploration, development and production activities depend upon the use of applied technology. In support of this, the Partnership, through the Company, has 27 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Partnership's expenditures on technology activities, including its share of the Company's employee-related costs, were $8 million, $11 million and $15 million for the years 1995, 1994 and 1993, respectively.

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

    None.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
      UNITS AND RELATED SECURITY HOLDER MATTERS

    The depositary units of Sun Energy Partners, L.P. are traded on the New York Stock Exchange, Inc. The following table sets forth the high and low sales prices per unit, as reported on the New York Stock Exchange Composite Transactions quotations, for the periods indicated:

                                                1995                  1994
                                         ------------------    ------------------
                                          HIGH        LOW       HIGH        LOW
                                         -------    -------    -------    -------
First Quarter........................... $ 4 1/2    $ 3 7/8    $ 7 3/8    $ 6
Second Quarter.......................... $ 4 3/4    $ 4 1/8    $ 6 1/8    $ 5 3/8
Third Quarter........................... $ 4 3/4    $ 4 1/8    $ 5 7/8    $ 4 1/8
Fourth Quarter.......................... $ 4 5/8    $ 3 5/8    $ 4 7/8    $ 3 3/4

    The Partnership had approximately 2,239 holders of record of depositary units as of March 5, 1996.

    During 1995 and 1994, the quarterly cash distributions per unit paid to unitholders were as follows:

                                                                                             1995       1994
                                                                                           ---------  ---------
First Quarter............................................................................  $     .14  $     .08
Second Quarter...........................................................................  $     .14  $     .07
Third Quarter............................................................................  $     .16  $     .07
Fourth Quarter...........................................................................  $     .02  $     .05

    The first quarterly cash distribution for 1996 in the amount of $.02 per unit was paid in March 1996. Cash distributions in 1995 and 1994 included $.27 and $.06 per unit related to proceeds from asset sales. Future quarterly cash distributions to unitholders are expected to be paid on or about the 10th day of March, June, September and December in each year. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Distribution Policy.")

ITEM 6. SELECTED FINANCIAL DATA

                                                                               YEAR ENDED DECEMBER 31
                                                                -----------------------------------------------------
                                                                  1995       1994       1993       1992       1991
                                                                ---------  ---------  ---------  ---------  ---------
                                                                   (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
For the Period
  Revenues....................................................  $     552  $     613  $     676  $     937  $   1,079
  Income before cumulative effect of accounting change (1)....  $      99  $     100  $      44  $     120  $     114
  Net income (loss) (1).......................................  $      99  $    (477) $      44  $     120  $     114
  Net income per unit before cumulative effect of accounting
   change (1).................................................  $     .24  $     .24  $     .11  $     .29  $     .28
  Net income (loss) per unit (1)..............................  $     .24  $   (1.13) $     .11  $     .29  $     .28
  Cash distributions paid to unitholders (2)..................  $     194  $     114  $     340  $     360  $     535
  Cash distributions paid per unit (2)........................  $     .46  $     .27  $     .82  $     .87  $    1.33
  Weighted average units outstanding (in thousands)...........      421.2      421.2      414.7      412.5      404.4
  Capital expenditures........................................  $     206  $     166  $     199  $     100  $     306
At End of Period
  Total assets................................................  $   1,143  $   1,181  $   1,822  $   2,038  $   2,592
  Long-term debt (3)..........................................  $      62  $      74  $      86  $     100  $     319
  Partners' capital...........................................  $     839  $     934  $   1,525  $   1,751  $   1,991

------------------------
(1) Effective January 1, 1994, the Partnership adopted a new policy for determining the ceiling test for its oil and gas properties. A one-time non-cash charge of $577 million for the cumulative effect of the change was recognized in the earnings for 1994 (see Note 7 to the Consolidated Financial Statements). The net income for 1993 includes a $7 million loss from the sale of assets. The net incomes of 1992 and 1991 include gains from sales of assets of $115 million and $75 million.

(2) In the fourth quarter of 1993, the Company announced that it would no longer purchase newly issued partnership units to fund the Partnership's capital outlays. The Partnership will fund its capital outlays from internally generated funds and make distributions to partners from the cash flow remaining after such outlays (see Note 13 to the Consolidated Financial Statements).

(3) Includes $62 million, $72 million, $82 million, $91 million and $312 million of long-term debt due to the Company. The Partnership prepaid $213 million and $575 million of such debt in 1992 and 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of the Partnership's financial position and results of operations which follows should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

BUSINESS CLIMATE

    The Partnership's realized oil price in 1995 increased by $1.75 per barrel, or 12 percent more than the 1994 price. The increase in 1995 followed an 8 percent decline in the Partnership's realized oil price in 1994 compared to 1993. The fundamentals in oil markets continue to reflect an excess of supply over demand. Concerns regarding the reentry of Iraq into crude markets depress prices.

    The Partnership's realized gas price in 1995 was $.14 per mcf or 7 percent lower than the $1.87 per mcf realized in 1994. The U.S. experienced mild weather in early 1995 which resulted in high seasonal natural gas storage levels and low prices. Storage capacity was not refilled to previous year levels and extremely cold winter weather caused record high prices in late 1995 and early 1996.

    The Partnership produced 45 million equivalent barrels of crude oil and natural gas in 1995, 38 percent crude oil and 62 percent natural gas.

RESULTS OF OPERATIONS

    The Partnership's net income in 1995 was $99 million, or $.24 per unit, as compared to net income of $100 million, excluding the cumulative effect of an accounting change, or $.24 per unit, in 1994 and net income of $44 million, or $.11 per unit in 1993. (See Note 7 to the Consolidated Financial Statements.)

    Oil and gas revenue was $565 million or 9 percent lower in 1995 compared to 1994 due primarily to the sale of producing assets. Operating costs decreased 17 percent and production taxes decreased 27 percent in 1995 compared to 1994, also due primarily to the sale of producing assets.

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

    Average net production of oil in 1995 was 45 thousand barrels daily, or 4 percent lower than the average net production in 1994 of 47 thousand barrels daily. The average price received for the Partnership's oil production in 1995 was $16.44 per barrel, representing a 12 percent increase from the 1994 average price of $14.69.

    Average net production of oil in 1994 was 47 thousand barrels daily, or 15 percent lower than the average net production in 1993 of 55 thousand barrels daily. The average price received for the Partnership's oil production in 1994 was $14.69 per barrel, representing an 8 percent decrease from the 1993 average price of $15.96.

    Average net production of gas in 1995 was 464 million cubic feet daily, or 13 percent lower than average net production for 1994 of 533 million cubic feet daily. The Partnership received an average price of $1.73 per thousand cubic feet for its gas production in 1995 compared to an average price of $1.87 per thousand cubic feet in 1994, representing a 7 percent decrease.

    Average net production of gas in 1994 was 533 million cubic feet daily, or 3 percent higher than average net production for 1993 of 517 million cubic feet daily. The Partnership received an average price of $1.87 per thousand cubic feet for its gas production in 1994 compared to an average price of $1.96 per thousand cubic feet in 1993, representing a 5 percent decrease.

LIQUIDITY AND CAPITAL RESOURCES

    In 1995, cash flow from operating activities increased $57 million compared to 1994 primarily due to favorable increases in cash flow working capital components. Cash flow from investing activities used $144 million in 1995 compared to a use of $136 million in 1994. Capital expenditures were $40 million higher in 1995 and proceeds from divestments were $33 million higher in 1995. Cash flow from financing activities used $205 million in 1995 compared to a use of $128 million in 1994. Cash distributions paid to unitholders were $80 million higher in 1995 than 1994.

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

    In December 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption did not impact results of operations.

    During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy). Upon commencement of full operations, which is expected to occur in the second quarter of 1996, ProEnergy will purchase substantially all of the Partnership's gas production at index prices.

    In 1996, ED&A expenditures are expected to increase approximately 40 percent to about $305 million.

    The Partnership's investing levels will be governed by its cash flow from operating activities which will continue to be affected by prevailing oil and gas prices, cost levels and production volumes. Any shortfall in expected cash flow from operating activities may require adjustment of the business plans. Options include deferral of discretionary ED&A outlays and the sale of Partnership units. The Partnership's long-term cash generation capability is ultimately tied to the value of proved reserves.

RESERVE REPLACEMENT

    The ability to sustain cash flow is dependent, among other things, on the level of the Partnership's oil and gas reserves, oil and gas prices and cost containment. Replacement of proved reserves through extensions and discoveries, improved recovery, purchases and revisions to prior reserve estimates in 1995 was 79 percent of liquids production and 112 percent of gas production. Reserve replacement rates of liquids and gas were 35 and 109 percent in 1994 and 74 and 93 percent in 1993.

HEDGING ARRANGEMENTS

    The Partnership, from time to time, enters into hedging arrangements for oil and natural gas prices. The Partnership has entered into hedges for approximately 7 percent of its estimated 1996 crude oil production under agreements with an average price floor of $18.31 per barrel. Approximately 41 percent of its estimated 1996 gas production is under swap agreements with an average price of $1.83 per mmbtu. The Partnership's hedging activities increased oil and gas revenue by $20 million in 1995 and increased oil and gas revenue by $3 million in 1994. (See Note 2 to the Consolidated Financial Statements.)

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

CASH DISTRIBUTION POLICY

    In the fourth quarter of 1993, the Company's Board of Directors elected to change the Company's investment policy concerning purchase of additional Partnership units. Effective in 1994, the Company no longer routinely purchases newly issued Partnership units to fund capital outlays. The Partnership now funds its capital outlays from internally generated funds, including cash proceeds from asset sales and makes distributions of only that cash remaining after such outlays. The policy reduced the cash paid to unitholders in 1994 and 1995 and will reduce the cash paid to unitholders in the future but also ended the ownership dilution caused by the issuance of additional units.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL
                           AND OPERATING INFORMATION

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          13
Financial Statements:
  Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993...................          14
  Consolidated Balance Sheets at December 31, 1995 and 1994................................................          15
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993...............          16
  Notes to Consolidated Financial Statements...............................................................          17
Supplementary Financial and Operating Information -- (Unaudited):
  Oil and Gas Data.........................................................................................          25
  Quarterly Financial Information..........................................................................          28
  Quarterly Operating Information..........................................................................          29

                           SUN ENERGY PARTNERS, L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

    We have audited the accompanying consolidated balance sheets of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Oryx Energy Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

    As discussed in Note 7 to the consolidated financial statements, the Partnership changed its accounting policy for calculating the oil and gas asset ceiling test in 1994.

                                          COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 19, 1996

                           SUN ENERGY PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
Revenues
  Oil and gas.....................................................................  $     565  $     618  $     693
  Other -- net (Notes 3 and 5)....................................................        (13)        (5)       (17)
                                                                                    ---------  ---------  ---------
                                                                                          552        613        676
                                                                                    ---------  ---------  ---------
Costs and Expenses
  Operating costs.................................................................        162        195        195
  Production taxes (Note 6).......................................................         30         41         48
  Exploration costs...............................................................         42         50         53
  Depreciation, depletion and amortization........................................        163        163        256
  General and administrative expense (Note 3).....................................         53         52         67
  Interest and debt expense (Note 3)..............................................         13         17         13
  Interest capitalized............................................................        (10)        (5)        --
                                                                                    ---------  ---------  ---------
                                                                                          453        513        632
                                                                                    ---------  ---------  ---------
Income Before Cumulative Effect of Accounting Change..............................         99        100         44
Cumulative Effect of Accounting Change (Note 7)...................................         --       (577)        --
                                                                                    ---------  ---------  ---------
Net Income (Loss).................................................................  $      99  $    (477) $      44
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Net Income (Loss) Per Unit:
  Before cumulative effect of accounting change...................................  $     .24  $     .24  $     .11
  Cumulative effect of accounting change..........................................         --      (1.37)        --
                                                                                    ---------  ---------  ---------
  Net income (loss)...............................................................  $     .24  $   (1.13) $     .11
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Cash Distributions Paid to Unitholders............................................  $     194  $     114  $     340
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Cash Distributions Per Unit.......................................................  $     .46  $     .27  $     .82
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Weighted Average Units Outstanding (In Millions)..................................      421.2      421.2      414.7
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)
                                     ASSETS

                                                                                                    DECEMBER 31
                                                                                                --------------------
                                                                                                  1995       1994
                                                                                                ---------  ---------
Current Assets
  Cash and short-term investments.............................................................  $       8  $      11
  Advances to affiliate (Note 3)..............................................................         --          9
  Accounts receivable and other current assets................................................         97         88
                                                                                                ---------  ---------
Total Current Assets..........................................................................        105        108
Properties, Plants and Equipment (Note 8).....................................................        955        993
Investment in Affiliate (Note 1)..............................................................         83         80
                                                                                                ---------  ---------
Total Assets..................................................................................  $   1,143  $   1,181
                                                                                                ---------  ---------
                                                                                                ---------  ---------
                                         LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Advances from affiliate (Note 3)............................................................  $      45  $      --
  Accounts payable............................................................................         73         62
  Accrued liabilities (Note 9)................................................................         79         72
  Current portion of long-term debt due affiliate (Note 10)...................................         11         10
  Current portion of long-term debt (Note 10).................................................          2          2
                                                                                                ---------  ---------
Total Current Liabilities.....................................................................        210        146
Long-Term Debt Due Affiliate (Note 10)........................................................         62         72
Long-Term Debt (Note 10)......................................................................         --          2
Deferred Credits and Other Liabilities (Note 14)..............................................         32         27
Commitments and Contingent Liabilities (Note 11)..............................................
Partners' Capital (Notes 12 and 13)...........................................................
  Limited partnership interests...............................................................        257        286
  General partnership interests...............................................................        582        648
                                                                                                ---------  ---------
Partners' Capital.............................................................................        839        934
                                                                                                ---------  ---------
Total Liabilities and Partners' Capital.......................................................  $   1,143  $   1,181
                                                                                                ---------  ---------
                                                                                                ---------  ---------

------------------------
The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)

                                                                                            YEAR ENDED DECEMBER 31
                                                                                        -------------------------------
                                                                                          1995       1994       1993
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents From Operating Activities
Net Income (Loss).....................................................................  $      99  $    (477) $      44
  Adjustments to reconcile net income (loss) to net cash from operating activities
    Depreciation, depletion and amortization..........................................        163        163        256
    Dry hole costs and leasehold impairment...........................................         21         27         24
    Loss on sale of assets............................................................          1         --          7
    Cumulative effect of accounting change............................................         --        577         --
    Other.............................................................................          6          6         10
                                                                                        ---------  ---------  ---------
                                                                                              290        296        341
  Changes in working capital:
    Accounts receivable and other current assets......................................        (15)        25         46
    Accounts payable, accrued liabilities and advances from affiliates................         62        (41)        22
                                                                                        ---------  ---------  ---------
Net Cash Flow Provided From Operating Activities......................................        337        280        409
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents From Investing Activities
  Capital expenditures................................................................       (206)      (166)      (199)
  Proceeds from divestments...........................................................         75         42         59
  Other...............................................................................        (13)       (12)        (8)
                                                                                        ---------  ---------  ---------
Net Cash Flow Used For Investing Activities...........................................       (144)      (136)      (148)
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents From Financing Activities
  Proceeds from borrowings............................................................         --         --          5
  Repayments of long-term debt........................................................        (11)       (14)       (19)
  Cash distributions paid to unitholders..............................................       (194)      (114)      (340)
  Sale of limited partnership units...................................................         --         --         70
                                                                                        ---------  ---------  ---------
Net Cash Flow Used For Financing Activities...........................................       (205)      (128)      (284)
                                                                                        ---------  ---------  ---------
Changes in Cash and Cash Equivalents..................................................        (12)        16        (23)
Cash and Cash Equivalents at Beginning of Year........................................         20          4         27
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents at End of Year..............................................  $       8  $      20  $       4
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

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

    Sun Energy Partners is controlled by the Company, which is the managing general partner. As of December 31, 1995, the Company had a partnership interest of 98 percent in Sun Energy Partners. The remaining two percent limited partnership interest is held by public unitholders in the form of depositary units. Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units which would reduce the Company's holdings in Sun Energy Partners below eighty-five percent.

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

    LEASEHOLD IMPAIRMENT AND DEPRECIATION, DEPLETION AND AMORTIZATION. Periodic valuation provisions for impairment of capitalized costs of unproved properties are expensed. The acquisition costs of

                           SUN ENERGY PARTNERS, L.P.

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) proved properties are depleted by the unit-of-production method based on proved reserves by field. Capitalized exploratory drilling costs which result in the addition of proved reserves and development costs are amortized by the unit-of-production method based on proved developed reserves by field.

    CEILING TEST. Effective January 1, 1994, the Partnership changed its policy for performing ceiling test comparisons to an individual field basis. Prior to 1994, the Partnership performed its ceiling test comparisons on a total partnership basis. Prior to December 1995, the Partnership impaired the net book value of its proved properties to the extent that they exceeded the estimated undiscounted future cash flows calculated by using current realized prices and costs held constant. In December 1995, the Partnership adopted the provisions of Statement of Financial Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Partnership reviews for impairment by comparing estimated future cash flows expected to result from the use of an asset and its eventual disposition to the carrying amount of the asset (Note 7).

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

    At December 31, 1995, 1994 and 1993, the Partnership's financial reporting bases of assets and liabilities exceeded the tax bases of its assets and liabilities (net temporary differences) by $537 million, $544 million and $1,049 million.

    CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents includes cash, highly liquid investments with remaining maturities of less than three months (see "Cash Equivalents", above) and advances to affiliate.

                           SUN ENERGY PARTNERS, L.P.

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Interest paid totaled $13 million, $17 million and $13 million in 1995, 1994 and 1993.

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

    During 1995 and 1994, no individual customer accounted for more than 10 percent of the Partnership's oil or natural gas revenue. During 1993, sales of oil to the Partnership's top two purchasers totaled approximately 21 and 16 percent. During 1993, no individual customer accounted for more than 5 percent of the Partnership's natural gas sales. The Partnership believes that the loss of any major purchaser would not have a material adverse effect on its business.

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

    STATEMENT PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain items in years prior to 1995 have been reclassified to conform to the 1995 presentation.

2)  FINANCIAL INSTRUMENTS

    DERIVATIVES

    As discussed in Note 1, the Partnership enters into hedging arrangements for crude oil and natural gas prices with major financial institutions. The Partnership does not enter into derivative transactions for trading purposes.

    At December 31, 1995, the Partnership was a party to crude oil and natural gas hedging contracts to hedge about 5 percent of its estimated 1996 crude oil production at an average price of $18.27 per barrel. Approximately 40 percent of its estimated 1996 natural gas production was hedged at $1.81 per mmbtu. At December 31, 1994, the Partnership was a party to crude oil and natural gas hedging contracts to hedge about 11 percent of its 1995 crude oil production at $17.80 per barrel and 40 percent of its 1995 natural gas production at $1.95 per mmbtu. These arrangements serve to reduce the volatility associated with prices of crude oil and natural gas. The aggregate carrying values of

                           SUN ENERGY PARTNERS, L.P.

2)  FINANCIAL INSTRUMENTS (CONTINUED)
these assets at December 31, 1995 and 1994 were $5 million and nil, and the aggregate fair values, subject to daily fluctuation, based on quotes from brokers, were approximately $(20) million and $13 million.

    The above mentioned derivative contracts expose the Partnership to credit risks. The Partnership has established controls to manage this risk and closely monitors the creditworthiness of its counterparties which are major financial institutions. The Partnership believes that losses from nonperformance are unlikely to occur.

    OTHER FINANCIAL INSTRUMENTS

    At December 31, 1995 and 1994, the carrying values of the Partnership's long-term debt, including amounts due within one year, were $75 million and $86 million (Note 10). At December 31, 1995 and 1994, the aggregate fair values of the Partnership's long-term debt were approximately $117 million and $93 million, estimated primarily based on current rates offered to the Partnership for debt of the same remaining maturities.

3)  RELATED PARTY TRANSACTIONS

    ADVANCES TO/FROM AFFILIATE

    The Company has served as the Partnership's lender and borrower of funds and a clearing-house for the settlement of intercompany receivables and payables. Deposits earn interest at a rate equal to the rate paid by a major money market fund. Demand loans bear interest at a rate based on the prime rate.

    LONG-TERM DEBT DUE AFFILIATE

    The Partnership is indebted to the Company under a 9.75% note due 1996-2001.

    DIRECT AND INDIRECT COST

    The Company is reimbursed by the Partnership for all direct costs incurred in performing management functions and indirect costs (including payroll and payroll related costs and the cost of postemployment benefits and management incentive plans) allocable to the Partnership. The full cost of direct and indirect costs incurred on behalf of the Partnership by the Company is allocated to the Partnership based on services rendered and extent of use. Such costs, which are charged principally to production cost, exploration cost and general and administrative expense, totaled $68 million, $73 million and $104 million for the years 1995, 1994 and 1993. The Company does not receive any carried interests, promotions, back-ins or other similar compensation as the general partner of the Partnership.

    INTEREST INCOME

    Interest income received from the Company, which is reflected in other revenues in the consolidated statements of income, was earned on advances to the Company and totaled $2 million, $3 million and $5 million during the years 1995, 1994 and 1993.

    INTEREST COST

    Interest cost paid to the Company, which is included in interest and debt expense in the consolidated statements of income, was primarily incurred on long-term debt and advances due the Company and totaled $12 million, $16 million and $12 million during the years 1995, 1994 and 1993 (Note 10).

4)  CHANGES IN BUSINESS
    In the first quarter of 1994, the Partnership recognized an $84 million restructuring charge. This provision was revised to zero because of the accounting change (Note 7).

                           SUN ENERGY PARTNERS, L.P.

5)  OTHER REVENUES -- NET
    The components of other revenues were as follows:

                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
                                                                                   (MILLIONS OF DOLLARS)
Interest income.............................................................  $       2  $       3  $       5
Loss on sale of assets......................................................         (1)        --         (7)
Miscellaneous...............................................................        (14)        (8)       (15)
                                                                                    ---        ---  ---------
                                                                              $     (13) $      (5) $     (17)
                                                                                    ---        ---  ---------
                                                                                    ---        ---  ---------

6)  PRODUCTION TAXES
    Production taxes consisted of the following:

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Severance......................................................................  $      20  $      26  $      31
Property taxes.................................................................         10         15         17
                                                                                       ---        ---        ---
                                                                                 $      30  $      41  $      48
                                                                                       ---        ---        ---
                                                                                       ---        ---        ---

7)  ACCOUNTING CHANGE
    In December 1995, the Partnership adopted SFAS No. 121 resulting in no material impact.

    Effective January 1, 1994, the Partnership changed its accounting policy for calculating the oil and gas asset ceiling test from a total Partnership basis to an individual field basis. The Partnership believes the field basis is preferable because it is the way the Partnership manages its business. The basis underlying the calculation of the cumulative effect of this change is a comparison of the undiscounted cash flows of each field's then existing proved reserves to its net book value at each quarter-end during the life of the asset. This subjects the ceiling test valuation to the lowest quarter-end price experienced over the asset's life. Prior to this change, the Partnership compared its total undiscounted standardized measure of future net cash flows from estimated production of proved oil and gas reserves to its net proved property, plant and equipment. As a result of this change, the Partnership recognized a non-cash cumulative effect charge of $577 million to 1994 results. Excluding the cumulative charge, the Partnership's income for 1994 was $100 million ($.24 per unit). On a pro forma basis, the Partnership's reported net earnings for 1993 would have been a net loss of $198 million ($.47 per unit) if this accounting change had been enacted prior to 1993.

                           SUN ENERGY PARTNERS, L.P.

8)  PROPERTIES, PLANTS AND EQUIPMENT
    At December 31, the Partnership's properties, plants and equipment and accumulated depreciation, depletion and amortization were as follows:

                                                                                      1995            1994
                                                                                   ----------      ----------
                                                                                     (MILLIONS OF DOLLARS)
Gross Investment
  Proved properties..........................................................      $    3,615      $    3,914
  Unproved properties........................................................              37              42
  Other......................................................................              58              59
                                                                                   ----------      ----------
                                                                                        3,710           4,015
                                                                                   ----------      ----------
Less Accumulated Depreciation, Depletion and Amortization
  Proved properties*.........................................................           2,701           2,969**
  Other......................................................................              54              53
                                                                                   ----------      ----------
                                                                                        2,755           3,022
                                                                                   ----------      ----------
Net Investment...............................................................      $      955      $      993
                                                                                   ----------      ----------
                                                                                   ----------      ----------

------------------------
 * Includes $29 million for dismantlement, restoration and abandonment at December 31, 1995 and 1994.

** Includes  $577 million of impairment of proved oil and gas properties in 1994
   (Note 7).

9)  ACCRUED LIABILITIES
    At December 31, the Partnership's accrued liabilities were comprised of the following:

                                                                                  1995   1994
                                                                                  ----   ----
                                                                                   (MILLIONS
                                                                                  OF DOLLARS)
Drilling and operating costs....................................................  $ 48   $ 37
Taxes payable...................................................................    11     19
Other...........................................................................    20     16
                                                                                  ----   ----
                                                                                  $ 79   $ 72
                                                                                  ----   ----
                                                                                  ----   ----

10) LONG-TERM DEBT
    At December 31, the Partnership's long-term debt consisted of the following:

                                                                                  1995   1994
                                                                                  ----   ----
                                                                                   (MILLIONS
                                                                                  OF DOLLARS)
9.75% note payable to affiliate, due 1996-2001, payable in quarterly
 installments...................................................................  $ 73   $ 82
Capitalized lease obligation due 1996...........................................     2      4
                                                                                  ----   ----
                                                                                    75     86
Less: Current portion of note payable to affiliate..............................    11     10
     Current portion of capitalized lease obligations and other long-term
      debt......................................................................     2      2
                                                                                  ----   ----
                                                                                  $ 62   $ 74
                                                                                  ----   ----
                                                                                  ----   ----

    Repayment obligations under the Partnership's long-term debt due affiliate are $11 million, $12 million, $13 million, $14 million and $16 million in 1996, 1997, 1998, 1999 and 2000.

                           SUN ENERGY PARTNERS, L.P.

11) COMMITMENTS AND CONTINGENT LIABILITIES
    The Partnership has operating leases for office space and other property and equipment. Total rental expense for such leases for the years 1995, 1994 and 1993 was $38 million, $33 million and $28 million. Under contracts existing as of December 31, 1995, future minimum annual rentals applicable to noncancellable operating leases that have initial or remaining lease terms in excess of one year were as follows (in millions of dollars):

Year Ending December 31:
  1996...............................................................  $      24
  1997...............................................................          5
  1998...............................................................          3
  1999...............................................................          3
  2000...............................................................          1
  Later years........................................................         --
                                                                       ---------
    Total minimum payments required..................................  $      36
                                                                       ---------
                                                                       ---------

    Several legal and administrative proceedings are pending against the Partnership. Although the ultimate outcome of these proceedings cannot be ascertained at this time, and it is reasonably possible that some of them could be resolved unfavorably to the Partnership, management believes that any liabilities which may arise would not be material.

12) PARTNERS' CAPITAL

                                                                                                                  GENERAL
                                                                                                                  PARTNER
                                                                                                                 ---------
                                                                    LIMITED PARTNERS
                                         ----------------------------------------------------------------------    ORYX
                                                                  ORYX ENERGY COMPANY                             ENERGY
                                                 PUBLIC                                          TOTAL            COMPANY
                                         ----------------------  ----------------------  ----------------------  ---------
                                           UNITS      DOLLARS      UNITS      DOLLARS      UNITS      DOLLARS      UNITS
                                         ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                                             (DOLLARS IN MILLIONS, UNITS IN THOUSANDS)
December 31, 1992......................      7,543   $      33     112,912   $     477     120,455   $     510     292,000
  Sale of limited partnership units....         --           1       8,716          48       8,716          49          --
  Cash distributions...................         --          (7)         --         (94)         --        (101)         --
  Net income...........................         --          --          --          10          --          10          --
                                         ---------       -----   ---------  -----------  ---------  -----------  ---------
December 31, 1993......................      7,543          27     121,628         441     129,171         468     292,000
  Cash distributions...................         --          (2)         --         (33)         --         (35)         --
  Net loss.............................         --          (9)         --        (138)         --        (147)         --
                                         ---------       -----   ---------  -----------  ---------  -----------  ---------
December 31, 1994......................      7,543          16     121,628         270     129,171         286     292,000
  Cash distributions...................         --          (3)         --         (56)         --         (59)         --
  Net income...........................         --           1          --          29          --          30          --
                                         ---------       -----   ---------  -----------  ---------  -----------  ---------
December 31, 1995......................      7,543   $      14     121,628   $     243     129,171   $     257     292,000
                                         ---------       -----   ---------  -----------  ---------  -----------  ---------
                                         ---------       -----   ---------  -----------  ---------  -----------  ---------


                                                              TOTAL
                                                      ----------------------
                                           DOLLARS      UNITS      DOLLARS
                                         -----------  ---------  -----------

December 31, 1992......................   $   1,241     412,455   $   1,751
  Sale of limited partnership units....          21       8,716          70
  Cash distributions...................        (239)         --        (340)
  Net income...........................          34          --          44
                                         -----------  ---------  -----------
December 31, 1993......................       1,057     421,171       1,525
  Cash distributions...................         (79)         --        (114)
  Net loss.............................        (330)         --        (477)
                                         -----------  ---------  -----------
December 31, 1994......................         648     421,171         934
  Cash distributions...................        (135)         --        (194)
  Net income...........................          69          --          99
                                         -----------  ---------  -----------
December 31, 1995......................   $     582     421,171   $     839
                                         -----------  ---------  -----------
                                         -----------  ---------  -----------

13) CASH DISTRIBUTIONS
    Beginning with the fourth quarter 1993, Distributable Cash was reduced by the cash needed for capital outlays. This policy change reduced the cash paid to unitholders but ended the ongoing ownership dilution faced by unitholders due to Oryx Energy's purchases of newly issued partnership units to fund Sun Energy's capital outlays. Distributable Cash is defined as revenues (including interest income) less production cost; seismic, geological and geophysical costs (including related costs); payments of principal of and interest on debt; general and administrative expenses including reimbursements of the Company as managing general partner; adjustments for capital expenditures (net of proceeds from divestments); and cash exploration costs. No deduction is made for depreciation, depletion and amortization.

                           SUN ENERGY PARTNERS, L.P.

13) CASH DISTRIBUTIONS (CONTINUED)
    Sun Energy Partners' quarterly cash distributions per unit for the years 1995, 1994 and 1993 were as follows:

                                                                                 1995       1994       1993
                                                                               ---------  ---------  ---------
First Quarter................................................................  $     .14  $     .08  $     .25
Second Quarter...............................................................        .14        .07        .16
Third Quarter................................................................        .16        .07        .23
Fourth Quarter...............................................................        .02        .05        .18

    Cash distributions included $.27 and $.06 per unit related to proceeds from asset sales in 1995 and 1994.

14) DEFERRED CREDITS AND OTHER LIABILITIES
    At December 31, the Partnership's deferred credits and other liabilities were comprised of the following:

                                                                                      1995       1994
                                                                                    ---------  ---------
                                                                                        (MILLIONS OF
                                                                                          DOLLARS)
Accrued environmental cleanup costs...............................................  $      20  $      21
Other.............................................................................         12          6
                                                                                    ---------  ---------
                                                                                    $      32  $      27
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by the Environmental Protection Agency (EPA). The Partnership has been named as a Potentially Responsible Party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the EPA. At the fourth and largest site, the Operating Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRPs previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells, and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance. The Partnership is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Partnership's share is expected to be approximately $13 million. Cleanup costs are payable over the period that the work is completed.

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

                           SUN ENERGY PARTNERS, L.P.

                            SUPPLEMENTARY FINANCIAL
                     AND OPERATING INFORMATION (UNAUDITED)

OIL AND GAS DATA
    CAPITALIZED COSTS

                                                                                      DECEMBER 31
                                                                                  --------------------
                                                                                    1995       1994
                                                                                  ---------  ---------
                                                                                      (MILLIONS OF
                                                                                        DOLLARS)
Proved properties...............................................................  $   3,615  $   3,914
Unproved properties.............................................................         37         42
                                                                                  ---------  ---------
Total capitalized costs.........................................................      3,652      3,956
Less accumulated depreciation, depletion and amortization.......................      2,701      2,969
                                                                                  ---------  ---------
Net capitalized costs...........................................................  $     951  $     987
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Property acquisition costs:
  Proved.......................................................................  $       6  $      --  $       9
  Unproved.....................................................................          6          4          8
Exploration costs..............................................................         39         38         58
Development costs..............................................................        165        142        145
                                                                                 ---------  ---------  ---------
                                                                                 $     216  $     184  $     220
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    EXPLORATION COSTS

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                      (MILLIONS OF DOLLARS)
Dry hole costs.................................................................  $      12  $       9  $      21
Leasehold impairment...........................................................          9         18          3
Geological and geophysical.....................................................         20         21         27
Other..........................................................................          1          2          2
                                                                                 ---------  ---------  ---------
                                                                                 $      42  $      50  $      53
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

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

    There has been no major discovery or other favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1995. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore and offshore within the United States.

                                                                                           RECOVERABLE
                                                                       CRUDE OIL AND       NATURAL GAS
                                                                        CONDENSATE           LIQUIDS       NATURAL GAS
                                                                       (MILLIONS OF       (MILLIONS OF    (BILLIONS OF
                                                                         BARRELS)           BARRELS)      CUBIC FEET)*
                                                                    -------------------  ---------------  -------------
PROVED RESERVES
BALANCE AT DECEMBER 31, 1992......................................             252                 25           1,495
Revisions of previous estimates...................................              (4)                (1)              5
Improved recovery.................................................               1                 --               1
Purchases of minerals in place....................................              --                 --               4
Sales of minerals in place........................................             (12)                (2)            (65)
Extensions and discoveries........................................              19                  2             166
Production........................................................             (20)                (3)           (189)
                                                                               ---                ---           -----
BALANCE AT DECEMBER 31, 1993......................................             236                 21           1,417
Revisions of previous estimates...................................              (2)                 3              23
Improved recovery.................................................              --                 --              --
Purchases of minerals in place....................................              --                 --               2
Sales of minerals in place........................................             (22)                --            (114)
Extensions and discoveries........................................               6                 --             186
Production........................................................             (17)                (3)           (194)
                                                                               ---                ---           -----
BALANCE AT DECEMBER 31, 1994......................................             201                 21           1,320
Revisions of previous estimates...................................              (6)                 3              60
Improved recovery.................................................               5                 --               1
Purchases of minerals in place....................................               1                 --               4
Sales of minerals in place........................................             (10)                (4)            (55)
Extensions and discoveries........................................              12                 --             124
Production........................................................             (17)                (2)           (169)
                                                                               ---                ---           -----
BALANCE AT DECEMBER 31, 1995......................................             186                 18           1,285
                                                                               ---                ---           -----
                                                                               ---                ---           -----

Proved Developed Reserves At:
  December 31, 1992...............................................             173                 20           1,058
  December 31, 1993...............................................             154                 16           1,000
  December 31, 1994...............................................             128                 16             898
  December 31, 1995...............................................             115                 13             872

------------------------
 *Natural gas volumes include liquefiable hydrocarbons approximating 5 percent of total gas reserves which are recoverable downstream. Such recoverable liquids also have been included in natural gas liquids reserve volumes.

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

    The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Summary of Significant Accounting Policies -- Income Taxes in Note 1 to the Consolidated Financial Statements.) The year-end realized prices were $17.90 and $15.30 per barrel of oil and $2.28 and $1.75 per mcf of gas for 1995 and 1994.

                                                                                           1995            1994
                                                                                        ----------      ----------
                                                                                          (MILLIONS OF DOLLARS)
Future cash inflows...............................................................      $    6,492      $    5,672
Future production and development costs...........................................          (2,592)         (2,921)
                                                                                        ----------      ----------
Future net cash flows.............................................................           3,900           2,751
Discount at 10 percent............................................................          (1,559)         (1,062)
                                                                                        ----------      ----------
Standardized measure..............................................................      $    2,341      $    1,689
                                                                                        ----------      ----------
                                                                                        ----------      ----------

    SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                                (MILLIONS OF DOLLARS)
Balance, beginning of year...............................................  $   1,689  $   1,136  $   1,992
Increase (decrease) in discounted future net cash flows:
  Sales of oil and gas production net of related costs...................       (375)      (382)      (440)
  Revisions to estimates of proved reserves:
    Prices...............................................................        578        370       (767)
    Development costs....................................................         (4)       304        (30)
    Production costs.....................................................         17       (116)       (10)
    Quantities...........................................................         62         10         (9)
    Other................................................................       (228)       (69)       (11)
  Extensions, discoveries and improved recovery, less related costs......        339        216         96
  Development costs incurred during the period...........................        165        147        168
  Purchases of reserves in place.........................................         12          2          6
  Sales of reserves in place.............................................        (75)       (43)       (58)
  Accretion of discount..................................................        161        114        199
                                                                           ---------  ---------  ---------
Balance, end of year.....................................................  $   2,341  $   1,689  $   1,136
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

QUARTERLY FINANCIAL INFORMATION

                                                        QUARTER ENDED
                                   -------------------------------------------------------
                                                  JUNE
                                   MARCH 31        30        SEPTEMBER 30      DECEMBER 31
                                   --------      ------      ------------      -----------
                                       (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
Revenue:
  1995........................     $  144        $ 153       $      119        $     136
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1994
    As reported...............     $  159        $ 154       $      148
    Restatement of other
     revenues for accounting
     change...................          2            1                2
                                   --------      ------           -----
    As restated...............     $  161        $ 155       $      150        $     147
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
Gross profit:*
  1995........................     $   42        $  52       $       32        $      45
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1994........................     $   45        $  41       $       39        $      47
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
Net income (loss):
  1995........................     $   23        $  42       $        7        $      27
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1994........................
    As reported...............     $  (82)       $  --       $       11
                                   --------      ------           -----
                                   --------      ------           -----
    As restated
      Before cumulative effect
       of accounting change...     $   21        $  17       $       29        $      33
      Cumulative effective of
       accounting change......       (577)          --               --               --
                                   --------      ------           -----            -----
                                   $ (556)       $  17       $       29        $      33
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
Net income (loss) per unit:
  1995........................     $  .05        $ .10       $      .02        $     .07
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----
  1994
    As reported...............     $ (.19)       $  --       $      .03
                                   --------      ------           -----
                                   --------      ------           -----
    As restated
      Before cumulative effect
       of accounting change...     $  .05        $ .04       $      .07        $     .08
      Cumulative effect of
       accounting charge......      (1.37)          --               --               --
                                   --------      ------           -----            -----
                                   $(1.32)       $ .04       $      .07        $     .08
                                   --------      ------           -----            -----
                                   --------      ------           -----            -----

------------------------
*Gross profit equals oil and gas revenues plus gas plant margins less production cost, exploration cost and depreciation, depletion and amortization.

QUARTERLY OPERATING INFORMATION

                                                                               QUARTER ENDED
                                                       --------------------------------------------------------------
                                                        MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                                       -----------  ---------  -------------  ------------  ---------
Crude oil and condensate:
  Net production (thousand barrels daily):
    1995.............................................          49          47           44             43          45
    1994.............................................          50          48           47             44          47
  Average price (per barrel):
    1995.............................................   $   16.26   $   17.10    $   16.20     $    16.15   $   16.44
    1994.............................................   $   12.72   $   15.28    $   15.34     $    15.56   $   14.69
Natural gas:
  Net production (million cubic feet daily):
    1995.............................................         504         480          439            437         464
    1994.............................................         548         515          536            533         533
  Average price (per thousand cubic feet):
    1995.............................................   $    1.69   $    1.70    $    1.61     $     1.92   $    1.73
    1994.............................................   $    2.12   $    1.92    $    1.71     $     1.72   $    1.87

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
 ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership has no employees. The Company, as the managing general partner of the Partnership, has the responsibility for the Partnership's conduct of operations. Set forth below is information concerning the nine current directors of the Company and the eight current executive officers of the Company (three of which are also directors). All elected executive officers of the Company are elected annually by the Board of Directors of the Company. The directors are divided into three classes with approximately one-third of the directors constituting the Board being elected each year to serve a three-year term. Class I directors (whose term expires in 1998) are Mr. Gill, Mr. Hollingsworth and Mr. Pistor. Class II directors (whose term expires in 1996) are Mr. Keiser, Mr. Seegers and Mr. White-Thomson. Class III directors (whose term expires in 1997) are Mr. Box, Mr. Bradford and Mr. Moneypenny.

              NAME, AGE AND                           BUSINESS EXPERIENCE DURING
        POSITION WITH THE COMPANY                           PAST FIVE YEARS
------------------------------------------  -----------------------------------------------
Jerry W. Box, 57 .........................  Mr.  Box  has  been  in  this  position   since
 Executive Vice President, Chief Operating  December  7, 1995.  From December  1994 through
 Officer and Director                        November 1995  he  served  as  Executive  Vice
                                             President,  Exploration  and  Production. From
                                             January 1992  through  November 1994,  he  was
                                             Senior   Vice   President,   Exploration   and
                                             Production of the Company. From 1987 to  1991,
                                             he was Vice President, Exploration.

William E. Bradford, 61 ..................  Mr.  Bradford  has  been  President  and  Chief
 Director                                   Executive Officer  of Dresser  Industries  Inc.
                                             since  November 1995 and a director of Dresser
                                             Industries, Inc.  since  March  1992.  He  was
                                             President   and  Chief  Operating  Officer  of
                                             Dresser Industries,  Inc. from  March 1992  to
                                             November  1995.  He  was  President  and Chief
                                             Executive Officer of Dresser-Rand Company from
                                             February 1988 to March  1992. From March  1982
                                             to March 1992, he was Senior Vice President of
                                             Operations  of  Dresser  Industries,  Inc. Mr.
                                             Bradford is  a director  of Diamond  Shamrock,
                                             Inc.

David F. Chavenson, 43 ...................  Mr.  Chavenson assumed this position in October
 Treasurer                                   1993. For the five years previous thereto,  he
                                             was Assistant Treasurer and Manager, Corporate
                                             Finance and Credit of the Company.

Sherri T. Durst, 46 ......................  Ms.  Durst  assumed this  position  in December
 General Auditor                            1993. From February 1990 to December 1993,  she
                                             served  as  Manager, Financial  Processes. For
                                             the six years previous  thereto, she held  the
                                             position of Financial Systems Project Manager.

              NAME, AGE AND                           BUSINESS EXPERIENCE DURING
        POSITION WITH THE COMPANY                           PAST FIVE YEARS
------------------------------------------  -----------------------------------------------
Robert B. Gill, 64 .......................  Mr.  Gill served as Vice  Chairman of the Board
 Director                                   of J.C.  Penney  Company, Inc.  from  1982  and
                                             Chief  Operating Officer of J.C. Penney Stores
                                             and Catalog  from  March  1,  1990  until  his
                                             retirement  on  July  1,  1992.  Prior  to his
                                             retirement, he served as Chairman of the Board
                                             of the J.C. Penney National Bank and the  J.C.
                                             Penney Insurance Company. He was a director of
                                             the  National Junior Achievement, the Chairman
                                             of the Board of  Trustees of the National  4-H
                                             Council and a member of the board of directors
                                             of  the U.S. Chamber of Commerce. He currently
                                             is a trustee of  Pace University and a  member
                                             of  the Business Advisory  Committee of Lehigh
                                             University.

Frances G. Heartwell, 49 .................  Ms. Heartwell assumed this position on December
 Vice President, Human Resources            7, 1995. From February  1993 to December  1995,
  and Administration                         she  served the Company as Director, Human Re-
                                             sources. From December 1991 to February  1993,
                                             she was Director of Employee and Community Re-
                                             lations. Prior to December 1991, she served as
                                             Director of Administration.

David S. Hollingsworth, 67 ...............  Mr.  Hollingsworth  served as  Chairman  of the
 Director                                   Board and Chief  Executive Officer of  Hercules
                                             Incorporated from 1987 until his retirement on
                                             December  31, 1990. From 1986  to 1987, he was
                                             Vice Chairman of the same company. Previously,
                                             he   was   Vice    President   with    various
                                             responsibilities, including corporate planning
                                             and  marketing. Prior  to his  retirement, Mr.
                                             Hollingsworth was  a member  of the  board  of
                                             directors  of the U.S. Chamber of Commerce. He
                                             was  also  a  member  of  the  board  and  the
                                             executive   committee  of  both  the  Chemical
                                             Manufacturers  Association  and  the   Medical
                                             Center   of  Delaware  and  a  member  of  the
                                             Delaware Business Roundtable. Mr.
                                             Hollingsworth is  a  member of  the  board  of
                                             directors of the Delaware Trust Company.

Robert L. Keiser, 53 .....................  Mr.  Keiser assumed  this position  in December
 Chairman of the Board, Chief Executive     1994. From January 1992 through November  1994,
  Officer, and President                     he  was President and  Chief Operating Officer
                                             of the  Company.  From  January  1990  through
                                             December  1991,  he  was  President  and Chief
                                             Executive Officer of Oryx U.K. Energy Company.
                                             He  was  also  Vice  President,  International
                                             Exploration  and  Production  for  the Company
                                             from January 1990 until  August 1990 and  from
                                             April 1991 through December 1991.

              NAME, AGE AND                           BUSINESS EXPERIENCE DURING
        POSITION WITH THE COMPANY                           PAST FIVE YEARS
------------------------------------------  -----------------------------------------------
William C. Lemmer, 51 ....................  Mr. Lemmer assumed this position on February 2,
 Vice President, General Counsel and         1995.  From June 1994  until February 1995, he
  Secretary                                  served as Vice  President and General  Counsel
                                             to  the Company. For  the five previous years,
                                             he was Chief Counsel to the Company.

Edward W. Moneypenny, 54 .................  Mr. Moneypenny has been in this position  since
 Executive Vice President, Finance, Chief   December 1994. From January 1992 through Novem-
  Financial Officer, and Director            ber   1994,  he  was  Senior  Vice  President,
                                             Finance and  Chief  Financial Officer  of  the
                                             Company.  From 1988 through  1991, he was Vice
                                             President, Finance and Chief Financial Officer
                                             of the Company.

Charles H. Pistor, Jr., 65 ...............  Mr. Pistor  was  the  Vice  Chair  of  Southern
 Director                                   Methodist   University  from  October  1991  to
                                             September 1995. He served  as Chairman of  the
                                             Board and Chief Executive Officer of NorthPark
                                             National Bank from 1988 to 1990. He retired as
                                             Vice    Chairman    of    First   RepublicBank
                                             Corporation, and Chairman and Chief  Executive
                                             Officer  of First RepublicBank Dallas, N.A. in
                                             April 1988. Before that time, he was  Chairman
                                             of  the Board  and Chief  Executive Officer of
                                             RepublicBank Dallas, N.A. Mr. Pistor is a past
                                             president of the American Bankers Association.
                                             Mr. Pistor also  serves as a  director of  AMR
                                             Corporation,  American Brands, Inc. and Centex
                                             Corporation. He is a  member of the  Executive
                                             Board   of  the  Cox  School  of  Business  at
                                             Southern Methodist University.

Paul R. Seegers, 66 ......................  Mr.   Seegers   is    President   of    Seegers
 Director                                   Enterprises.  He was  Chairman of  the Board of
                                             Centex Corporation  from July  1988 until  his
                                             retirement  in  July 1991.  From July  1985 to
                                             July 1988,  he was  also its  Chief  Executive
                                             Officer  and, from July 1978  to July 1985, he
                                             was Vice Chairman  and Co-Chief Executive  Of-
                                             ficer.   He  is  a  member  of  the  board  of
                                             directors  of   Centex  Corporation   and   is
                                             Chairman   of  its  Executive  Committee.  Mr.
                                             Seegers is a member of the board of  directors
                                             of  RAC  Financial Group,  Inc.  He is  also a
                                             member of the Board of Methodist Hospitals  of
                                             Dallas  and a trustee  of Southwestern Medical
                                             Foundation.

Robert L. Thompson, 49 ...................  Mr. Thompson assumed this position on  February
 Comptroller and Corporate Planning         2,  1995.  From February  1993  through January
  Director                                   1995, he  served the  Company as  Director  of
                                             Business   Planning  and   Acquisitions.  From
                                             January 1992  through  January  1993,  he  was
                                             Director  of Planning and Analysis and for the
                                             three  previous  years  he  was  Director   of
                                             Financial Analysis.

              NAME, AGE AND                           BUSINESS EXPERIENCE DURING
        POSITION WITH THE COMPANY                           PAST FIVE YEARS
------------------------------------------  -----------------------------------------------
Ian L. White-Thomson, 59 .................  Mr.  White-Thomson has been President and Chief
 Director                                    Executive Officer  of  U.S. Borax  Inc.  since
                                             1988  and since April 1, 1995, Chief Executive
                                             of the global RTZ Borax Group. Prior to  1988,
                                             he  was  Vice  President,  Marketing  and then
                                             Executive Vice President of the same  company.
                                             Mr.  White-Thomson has been a director of U.S.
                                             Borax Inc. since 1973.  During 1985 and  1986,
                                             he  was Group Executive  of Pennsylvania Glass
                                             Sand Corporation  and Ottawa  Silica  Company,
                                             newly  acquired  subsidiaries  of  U.S.  Borax
                                             Inc., and organized their combination as  U.S.
                                             Silica,   of  which   company  he   was  Group
                                             Executive in 1987. Mr. White-Thomson has  been
                                             a  director  of the  American  Mining Congress
                                             since 1989 and he  has previously served as  a
                                             director and held several positions, including
                                             Chairman,  of the Chemical Industry Council of
                                             California. He is a director of KCET Community
                                             Television of Southern California. He was born
                                             and educated  in  England and  became  a  U.S.
                                             citizen in 1982.

ITEM 11.  EXECUTIVE COMPENSATION

    The directors, officers, and employees of the Company (the managing general partner) receive no direct compensation from the Partnership for their services to the Partnership. Such persons receive compensation from the Company, a substantial portion of which is generally reimbursed to the Company by the Partnership as costs allocable to it. (See Note 3 to the Consolidated Financial Statements.)

    The Partnership reimburses the Company for all direct costs and indirect costs associated with the Partnership's activities. For the year 1995, the Company received $68 million as reimbursement of costs allocable to the Partnership. Such amounts included salaries of employees and allocations of certain executive and administrative expenses. The aggregate amount reimbursed by the Partnership to the Company in 1995 for the salaries of the Chief Executive Officer of the Company, each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer and to one other who served as an executive officer was approximately $1.7 million. (See Note 3 to the Consolidated Financial Statements.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides certain information regarding beneficial ownership of the limited partnership units of Sun Energy Partners, L.P. as of December 31, 1995.

                       UNITS OF SUN ENERGY PARTNERS, L.P.

                                                                                NUMBER OF      PERCENT OF
                              BENEFICIAL OWNER                                    UNITS          CLASS
----------------------------------------------------------------------------  --------------  ------------
Oryx Energy Company
 13155 Noel Road
 Dallas, TX 75240-5067......................................................     413,627,359        98.2*
All Directors and Executive Officers of Managing General Partner (Oryx
 Energy Company) as a Group (13)............................................              --

------------------------
* Assumes that Oryx Energy Company's 292,000,000 general partnership units are converted into limited partnership units of Sun Energy Partners, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In its capacity as managing general partner of the Partnership, the Company controls the Partnership and its operations, and has served as a lender and borrower of funds for the Partnership. Following is a table which summarizes lending activities between the Partnership and the Company during the year ended December 31, 1995:

                                                         BALANCE DUE                                        BALANCE DUE
                                                          TO (FROM)                                          TO (FROM)
                                                         PARTNERSHIP                                        PARTNERSHIP
                                                      DECEMBER 31, 1994     ADDITIONS     REPAYMENTS     DECEMBER 31, 1995
                                                     -------------------  -------------  -------------  -------------------
                                                                             (MILLIONS OF DOLLARS)
Variable Rate Advances to (from) Oryx Energy
 Company...........................................       $       9         $      46      $     100         $     (45)
                                                                ---               ---          -----               ---
                                                                ---               ---          -----               ---
9.75% Note Payable to Oryx Energy Company..........       $     (82)        $      --      $       9         $     (73)
                                                                ---               ---          -----               ---
                                                                ---               ---          -----               ---

    During 1995, the largest balance owed to the Partnership by the Company for variable rate advances was $55 million. The largest balance owed to the Company by the Partnership during 1995 resulting from advances from Oryx Energy Company and amounts due under the 9.75% Note Payable was $58 million. Certain information required by this section is included in Notes to the Consolidated Financial Statements. See Notes 1, 3 and 10 included elsewhere in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following Documents are filed as a part of this report:

        1.  Financial Statements:

    See Index to Financial Statements, Supplementary Financial and Operating Information on page 12.

        2.  Exhibits:

        3(a)     --      Second Amended  and  Restated  Agreement  of Limited  Partnership  of  Sun  Energy
                           Partners,  L.P., dated December  10, 1985 (incorporated  by reference to Exhibit
                           3(a) of the Form SE filed March 20, 1986)
        3(b)     --      Certificate of Limited Partnership of Sun Energy Partners, L.P., dated October  1,
                           1985  (incorporated by reference to Exhibit  3(b) of the Partnership's Form 10-K for the one month ended December 31, 1985)
        4(a)     --      Deposit Agreement, made as  of December 3, 1985  among Sun Energy Partners,  L.P.,
                           Manufacturers  Hanover Trust Company, Sun Company, Inc., Oryx Energy Company and
                           All Limited Partners in Sun Energy Partners, L.P. (incorporated by reference  to
                           Exhibit 4(a) of the Form SE filed March 20, 1986)
        4(b)     --      Instruments  defining the  rights of  security holders,  including indentures: The
                           Partnership will provide copies of the instruments relating to long-term debt to the SEC upon request
       16        --      Accountant's Preferability  Letter,  dated  February  19,  1995  (incorporated  by reference  to Exhibit 16 of  the Partnership Annual Report  on Form 10-K for the
                           fiscal year ended December 31, 1994, Commission File No. 1-9033, filed with  the
                           Commission on March 24, 1995)
       22        --      Affiliated  Operating Partnerships/Subsidiary Corporations of Sun Energy Partners.
                           L.P. (incorporated by reference  to Exhibit 22  of the Form  SE filed March  18,
                           1988)
       24(a)     --      Power  of  Attorney executed  by  certain officers  and  directors of  Oryx Energy
                           Company, managing general partner of Sun Energy Partners, L.P.
       24(b)     --      Certified copy of the resolution authorizing certain officers to sign on behalf of
                           Oryx Energy Company, managing general partner of Sun Energy Partners, L.P.
       27        --      Financial Data Schedule
       28(a)     --      Agreement of  Limited  Partnership  of Sun  Operating  Limited  Partnership  dated
                           November 18, 1985, as amended (incorporated by reference to Exhibit 28(a) of the
                           Form SE filed March 20, 1986)
       28(b)     --      Certificate  of  Limited Partnership  of Sun  Operating Limited  Partnership dated
                           November  19,  1985  (incorporated  by   reference  to  Exhibit  28(b)  of   the
                           Partnership's Form 10-K for the one month ended December 31, 1985)
       28(c)     --      Sun Operating Limited Partnership 9.75% Promissory Note (incorporated by reference to  Exhibit 28(c) of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Amendment No. 1 on Form 8 dated July
                           17, 1992, Commission File No. 1-9033)
       28(d)     --      Letter Agreement Dated November 21, 1990, Between Oryx Energy Company and Atlantic
                           Richfield  Company  (incorporated   by  reference  to   Exhibit  28(a)  of   the
                           Partnership's Current Report on Form 8-K dated January 31, 1991, Commission File
                           No. 1-9033)
       28(e)     --      Amendment  Dated November  28, 1990 to  Letter Agreement Dated  November 21, 1990,
                           Between Oryx  Energy Company  and Atlantic  Richfield Company  (incorporated  by reference to Exhibit 28(b) of the Partnership's Current Report on Form 8-K dated
                           January 31, 1991, Commission File No. 1-9033)

    (b)  Reports on Form 8-K:

    The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1995.

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

                                                    SUN ENERGY PARTNERS, L.P.

                                          By:       ORYX ENERGY COMPANY
                                                    (MANAGING GENERAL PARTNER)

                                          *By:      /s/ EDWARD W. MONEYPENNY

                                             -----------------------------------
                                                    Edward W. Moneypenny
                                             EXECUTIVE VICE PRESIDENT, FINANCE,
                                                 CHIEF FINANCIAL OFFICER AND
                                                           DIRECTOR
Date March 27, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities with Oryx Energy Company, Managing General Partner, and on the date indicated:

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------
          JERRY W. BOX**             Executive Vice President,
-----------------------------------   Chief Operating Officer,
           Jerry W. Box               and Director
       WILLIAM E. BRADFORD**         Director
-----------------------------------
        William E. Bradford
         ROBERT B. GILL**            Director
-----------------------------------
          Robert B. Gill
     DAVID S. HOLLINGSWORTH**        Director
-----------------------------------
      David S. Hollingsworth
        ROBERT L. KEISER**           Chairman of the Board,
-----------------------------------   President, and Chief
         Robert L. Keiser             Executive Officer
                                      (principal
                                      executive officer)        March 27, 1996
     /s/ EDWARD W. MONEYPENNY        Executive Vice President,
-----------------------------------   Finance, Chief Financial
       Edward W. Moneypenny           Officer (principal
                                      financial officer), and
                                      Director
     CHARLES H. PISTOR, JR.**        Director
-----------------------------------
      Charles H. Pistor, Jr.
         PAUL R. SEEGERS**           Director
-----------------------------------
          Paul R. Seegers
      IAN L. WHITE-THOMSON**         Director
-----------------------------------
       Ian L. White-Thomson
**By:      /s/ EDWARD W. MONEYPENNY
-----------------------------------
       Edward W. Moneypenny
         ATTORNEY-IN-FACT

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

                      PRINCIPAL OFFICERS AND DIRECTORS OF
                              ORYX ENERGY COMPANY

MANAGING GENERAL PARTNER

Jerry W. Box
  Executive Vice President, Chief Operating Officer and Director

William E. Bradford
  Director

David F. Chavenson
  Treasurer

Sherri T. Durst
  General Auditor

Robert B. Gill
  Director

Frances G. Heartwell
  Vice President, Human Resources and Administration

David S. Hollingsworth
  Director

Robert L. Keiser
  Chairman of the Board, Chief Executive Officer, and President

William C. Lemmer
  Vice President, General Counsel and Secretary

Edward W. Moneypenny
  Executive Vice President, Finance, Chief Financial Officer and Director

Charles H. Pistor, Jr.
  Director

Paul R. Seegers
  Director

Robert L. Thompson
  Comptroller and Corporate Planning Director

Ian L. White-Thomson
  Director

EXECUTIVE OFFICES

  13155 Noel Road
  Dallas, TX 75240-5067
  Telephone (214) 715-4000

DEPOSITORY UNITS

  The depositary units are traded on the New York Stock Exchange, Inc. under the symbol SLP.

MARKET PRICE RANGES:

                                   1995                    1994
                          ----------------------  ----------------------
                             HIGH        LOW         HIGH        LOW
1st Quarter.............  $       41/2 $       37/8 $       73/8 $       6
2nd Quarter.............  $       43/4 $       41/8 $       61/8 $       53/8
3rd Quarter.............  $       43/4 $       41/8 $       57/8 $       41/8
4th Quarter.............  $       45/8 $       35/8 $       47/8 $       33/4

CASH DISTRIBUTIONS PAID PER UNIT:

                                           1995       1994
                                         ---------  ---------
1st Quarter............................  $     .14  $     .08
2nd Quarter............................  $     .14  $     .07
3rd Quarter............................  $     .16  $     .07
4th Quarter............................  $     .02  $     .05

TRANSFER AGENT, DEPOSITARY AND REGISTRAR

  Chemical Mellon Shareholder Services, LLC
  Shareholder Relations Department
  P.O. Box 3068
  New York, NY 10116-3068
  1-800-648-8393

FOR UNITHOLDER ASSISTANCE, PLEASE CONTACT:

  Unitholder Relations
  Sun Energy Partners, L.P
  c/o Oryx Energy Company
  Managing General Partner
  P.O. Box 2880
  Dallas, TX 75221-2880
  1-800-846-ORYX

SUN ENERGY PARTNERS, L.P.
C/O ORYX ENERGY COMPANY
MANAGING GENERAL PARTNER
P.O. BOX 2880
DALLAS, TEXAS 75221