Form 10-Q
period 1996-03-31
SUN ENERGY PARTNERS LP
filed 1996-05-16
CIK 778201

13

					 UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				 WASHINGTON, D.C.  20549

					   FORM 10-Q

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1996

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



	 The number of depositary units outstanding as of April 30, 1996 was 7,543,100.

				SUN ENERGY PARTNERS, L.P.


						INDEX



											Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

		 Condensed Consolidated Statements of
		 Income for the Three Months Ended March
		 31, 1996 and 1995 ........................    3

		 Condensed Consolidated Balance Sheets at
		 March 31, 1996 and December 31, 1995 .....    4

		 Condensed Consolidated Statements of
		 Cash Flows for the Three Months Ended
		 March 31, 1996 and 1995 .................     5

		 Notes to Condensed Consolidated
		 Financial Statements.....................     6

		 Report of Independent Accountants .......     8

  Item 2.  Management's Discussion and Analysis of
		 Financial Condition and Results of
		 Operations ..............................     9


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ........    11

SIGNATURE ...........................................   12

					    PART I
				  FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

								  For the Three Months
(Millions of Dollars, Except                 Ended March 31
Per Unit Amounts)                          1996           1995
								  --------------------
									 (Unaudited)
Revenues
  Oil and gas                             $  159       $  147
  Other                                       (1)          (3)
								  -------      -------
									158          144
								  -------      -------

Costs and Expenses
  Operating costs                             34           49
  Production taxes                             9            8
  Exploration costs                            7            9
  Depreciation, depletion and
    amortization                              42           40
  General and administrative
    expense                                   11           14
  Interest and debt expense                    5            3
  Interest capitalized                        (3)          (2)
								   ------       ------
									105          121
								   ------       ------

Net Income                                 $  53        $  23
								   ======       ======

Net Income Per Unit                        $ .13        $ .05
								   ======       ======

Cash Distributions Paid Per Unit           $ .02        $ .14
								   ======       ======

Weighted Average Number of Units
  Outstanding (in thousands)             421,171      421,171
								 ========     ========

				(See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

							   March 31      December 31
(Millions of Dollars)                   1996            1995
							   --------      -----------
							 (Unaudited)
Assets

Current Assets
  Cash and short-term investments     $    11          $     8
  Accounts receivable and other
    current assets                         98               97
							   --------         --------
Total Current Assets                      109              105

Properties, Plants and Equipment
  (Note 2)                                976              955
Investment in Affiliate                    86               83
							   --------         --------

Total Assets                          $ 1,171          $ 1,143
							   ========         ========

Liabilities and Partners' Capital

Current Liabilities
  Accounts payable                    $    84          $    73
  Accrued liabilities                      74               79
  Advances from affiliate                  26               45
  Current portion of long-term debt
    due affiliate                          11               11
  Current portion of long-term debt         2                2
							   --------         --------
Total Current Liabilities                 197              210

Long-Term Debt due Affiliate               59               62
Deferred Credits and Other
  Liabilities                              31               32

Partners' Capital (Note 3)
  Limited partnership interests           271              257
  General partnership interests           613              582
							   --------        ---------
Partners' Capital                         884              839
							   --------        ---------

Total Liabilities and Partners'
  Capital                             $ 1,171          $ 1,143
							   ========         ========



The successful efforts method of accounting is followed.


				(See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
									For the Three Months
									   Ended March 31
(Millions of Dollars)                         1996         1995
									--------------------
Cash and Cash Equivalents From Operating         (Unaudited)
  Activities
  Net income                                $   53        $  23
  Adjustments to reconcile net income
    to net cash from operating
    activities:
    Depreciation, depletion and
	 amortization                              42           40
    Dry hole costs and leasehold
	 impairment                                 3            3
    Loss (gain) on divestments                  (2)           1
    Other                                        1            4
									------       ------
									   97           71
    Changes in working capital:
	 Accounts receivable and
	   other current  assets                   (1)         (12)
	 Accounts payable and accrued
	   liabilities                              6            5
	 Advances from affiliate                  (19)           -
									------       ------

Net Cash Flow Provided From Operating
  Activities                                    83           64
									------       ------

Cash and Cash Equivalents From Investing
  Activities
  Capital expenditures                         (67)         (44)
  Proceeds from divestments                      5           41
  Other                                         (7)          (1)
									------       ------
Net Cash Flow Used For Investing
  Activities                                   (69)          (4)
									------       ------

Cash and Cash Equivalents From Financing
  Activities
  Repayments of long-term debt                  (3)          (3)
  Cash distributions paid to unitholders        (8)         (59)
									------       ------
Net Cash Flow Used For Financing
  Activities                                   (11)         (62)
									------       ------

Changes In Cash and Cash Equivalents             3           (2)
Cash and Cash Equivalents at Beginning
  of Period                                      8           20
									------       ------
Cash and Cash Equivalents at End
  of Period                                  $  11        $  18
									======       ======

				(See Accompanying Notes)

				SUN ENERGY PARTNERS, L.P.
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

	The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise
	requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year 1996.

	Statements of Cash Flows

	In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying Condensed Consolidated Statements of Cash Flows.


2.   Properties, Plants and Equipment

							 March 31     December 31
							   1996          1995
							 --------     -----------
							  (Millions of Dollars)

   Gross investment .............    $3,752         $3,710
   Less accumulated depreciation,
	depletion and amortization .     2,776          2,755
							  ------         ------
   Net investment                    $  976         $  955
							  ======         ======

				SUN ENERGY PARTNERS, L.P.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)


3. Partners' Capital

   At March 31, 1996, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of March 31, 1996, there was a total of 421.2 million units outstanding.

			 REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of Oryx Energy Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

					  /s/   COOPERS & LYBRAND L.L.P.
Dallas, Texas
May 15, 1996

Item 2.   Management's  Discussion  and  Analysis  of   Financial
		Condition and Results of Operations


FINANCIAL CONDITION

The Partnership's cash and cash equivalents increased by $3 million over the three months ended March 31, 1996. Cash flows for the first quarter of 1996 included $83 million provided from operating activities, $69 million used for investing activities and $11 million used for financing activities. The $83 million net cash flow provided from operating activities was comprised of $97 million net cash flow provided from operating activities before changes in current assets and liabilities and $14 million of net cash flow used for changes in current assets and liabilities. The $97 million net cash flow provided from operating activities before changes in current assets and liabilities was favorably impacted by increased crude oil and
natural  gas  prices  and  decreased operating  costs.   The  $14
million net cash flow used for changes in current assets and liabilities consisted of a $1 million increase in accounts receivable and other current assets, a $6 million increase in accounts payable and accrued liabilities and a $19 million decrease in advances from affiliates.

The $69 million net cash flow used for investing activities primarily consisted of $67 million used for capital expenditures. The $11 million net cash flow used for financing activities resulted from the scheduled payment of $3 million of long-term debt and $8 million of cash distributions paid to unitholders.

A first quarter cash distribution in the amount of $.02 per unit was paid in 1996. A second quarter cash distribution of $.07 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on June 10, 1996 to unitholders of record on May 17, 1996. The cash distribution includes $.01 per unit from divestment proceeds.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
		Condition and Results of Operations (continued)


RESULTS OF OPERATIONS

Net income for the first quarter of 1996 was $53 million, or $.13 per unit, compared to net income of $23 million, or $.05 per unit, in the first quarter of 1995. Revenues for the 1996 first quarter were $158 million versus $144 million for the first quarter of 1995. In comparing the first quarter of 1996 to the first quarter of 1995, crude oil and natural gas prices increased while production decreased because of asset sales and normal declines. Total costs and expenses decreased $16 million, or 13 percent, as a result of reductions in almost all categories.

Average net production of crude oil and condensate was 45 thousand barrels daily during the first quarter of 1996 compared to an average net production of 49 thousand barrels daily for the first quarter of 1995. The average crude oil and condensate price in the first quarter of 1996 increased to $18.13 per barrel, as compared to $16.26 per barrel in the same period last year.

Average net production of natural gas for the first quarter of 1996 was 461 million cubic feet daily or nine percent lower than average net production of 504 million cubic feet daily for the same period in 1995. The average natural gas price for the first quarter of 1995 was $2.03 per thousand cubic feet, as compared to $1.69 per thousand cubic feet in the same period last year.

					    PART II

				    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

	 (a)  Exhibits:

		 27    Financial Data Schedule


	 (b)  Reports on Form 8-K:

		 The Partnership did not file any reports on Form
		 8-K during the quarter ended March 31, 1996.



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


	SUN ENERGY PARTNERS, L.P.





BY:     ORYX ENERGY COMPANY
	--------------------------
	(Managing General Partner)



BY: /s/ EDWARD W. MONEYPENNY
    ------------------------
	   Edward W. Moneypenny
	   (Executive Vice President, Finance,
	    and Chief Financial Officer)


DATE:     May 15, 1996