Form 10-Q
period 1996-06-30
SUN ENERGY PARTNERS LP
filed 1996-08-13
CIK 778201

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1996

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



      The number of depositary units outstanding as of July 31, 1996 was 7,543,100.

                    SUN ENERGY PARTNERS, L.P.


                              INDEX



                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Three and Six Months Ended June 30,
           1996 and 1995 ..............................    3

           Condensed Consolidated Balance Sheets at
           June 30, 1996 and December 31, 1995 ........    4

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended June 30,
           1996 and 1995 .............................     5

           Notes to Condensed Consolidated Financial
           Statements ................................     6

           Report of Independent Accountants .........     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ................................     8


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ..........    10

SIGNATURE ............................................    11

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  For the Three Months For the Six Months
(Millions of Dollars, Except          Ended June 30      Ended June 30
Per Unit Amounts)                     1996     1995      1996      1995
                                       (Unaudited)
Revenues
  Oil and gas                       $  164  $   146    $  323    $  293
  Other                                 (1)       7        (2)        4
                                    ------  -------    ------    ------
                                       163      153       321       297
                                    ------  -------    ------    ------
Costs and Expenses
  Operating costs                       34       37        68        86
  Production taxes                       9        8        18        16
  Exploration costs                     12        9        19        18
  Depreciation, depletion
    and amortization                    43       41        85        81
  General
    and administrative
    expense                             11       14        22        28
  Interest and debt
    expense                              4        4         9         7
  Interest capitalized                  (4)      (2)       (7)       (4)
                                    ------   ------    ------    ------
                                       109      111       214       232
                                    ------   ------    ------    ------
Net Income                          $   54   $   42    $  107    $   65
                                    ======   ======    ======    ======
Net Income Per Unit                 $  .13   $  .10    $  .26    $  .15
                                    ======   ======    ======    ======
Cash Distributions Paid Per Unit    $  .07   $  .14    $  .09    $  .28
                                    ======   ======    ======    ======
Weighted Average Number
   of Units Outstanding
   (in thousands)                  421,171  421,171   421,171   421,171
                                   =======  =======   =======   =======

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  June 30    December 31
(Millions of Dollars)                               1996         1995
                                                      (Unaudited)

Assets

Current Assets
  Cash and short-term investments                $    11      $     8
    Accounts  receivable  and  other  current
      assets                                          92           97
                                                 -------      -------
Total Current Assets                                 103          105

Properties, Plants and Equipment (Note 2)          1,003          955
Investment in Affiliate                               86           83
                                                 -------      -------
Total Assets                                     $ 1,192      $ 1,143
                                                 =======      =======
Liabilities and Partners' Capital

Current Liabilities
  Accounts payable                              $    86      $    73
  Accrued liabilities                                67           79
  Advances from affiliate                            33           45
  Current portion of long-term debt due
    affiliate                                        11           11
  Current portion of long-term debt                   1            2
                                                -------      -------
Total Current Liabilities                           198          210

Long-Term Debt due Affiliate                         56           62
Deferred Credits and Other Liabilities               30           32

Partners' Capital (Note 3)
  Limited partnership interests                     278          257
  General partnership interests                     630          582
                                                -------      -------
Partners' Capital                                   908          839
                                                -------      -------
Total Liabilities and Partners' Capital         $ 1,192      $ 1,143
                                                =======      =======


The successful efforts method of accounting is followed.


     (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  For the Six Months
                                                   Ended June 30
(Millions of Dollars)                              1996       1995
                                                (Unaudited)

Cash From Operating Activities
  Net income                                    $   107     $   65
  Adjustments to reconcile net income to net
    cash from operating activities:
   Depreciation, depletion and amortization          85         81
   Dry hole costs and leasehold impairment           11          8
   Gain on divestments                                -         (7)
   Other                                              1          2
                                                 ------     ------
                                                    204        149

   Changes in working capital:
     Accounts receivable and other current assets     3          8
     Accounts payable and accrued liabilities         1        (12)
     Advances from affiliate                        (12)         -
                                                 ------      -----
Net Cash Flow Provided From Operating Activities    196        145
                                                 ------      -----
Investing Activities
  Capital expenditures                             (146)       (89)
  Proceeds from divestments                           6         76
  Other                                              (9)        (2)
                                                 ------     ------
Net Cash Flow Used For Investing Activities        (149)       (15)
                                                 ------     ------
Financing Activities
  Repayments of long-term debt                       (6)        (5)
  Cash distributions paid to unitholders            (38)      (118)
                                                 ------     ------
Net Cash Flow Used For Financing Activities         (44)      (123)
                                                 ------     ------
Changes In Cash and Cash Equivalents                  3          7
Cash and Cash Equivalents at Beginning of Period      8         20
                                                 ------     ------
Cash and Cash Equivalents at End of Period       $   11     $   27
                                                 ======     ======

                    (See Accompanying Notes)

                    SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the six months ended June 30, 1996 are not necessarily indicative of the results for the full year 1996.

     Statements of Cash Flows

     In   accordance  with  Statement  of  Financial   Accounting
     Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying
     Condensed Consolidated Statements of Cash Flows.


2.   Properties, Plants and Equipment
                                     June 30        December 31
                                       1996             1995
                                       (Millions of Dollars)
     Gross investment                 $3,810          $3,710
     Less accumulated depreciation,
       depletion and amortization      2,807           2,755
                                      ------          ------
     Net investment                   $1,003          $  955
                                      ======          ======

3.   Partners' Capital

     At June 30, 1996, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of June 30, 1996, there was a total of 421.2 million units outstanding.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of Oryx Energy Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                         /s/ COOPERS & LYBRAND L.L.P.

Dallas, Texas
August 5, 1996

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Partnership's cash and cash equivalents increased $3 million over the six months ended June 30, 1996. The $3 million increase was comprised of $196 million provided from operating activities, $149 million used for investing activities and $44 million used for financing activities. The $196 million net cash flow provided from operating activities was comprised of $204 million net cash flow provided from operating activities before changes in current assets and liabilities and $8 million net cash flow used for changes in current assets and liabilities. The $196 million net cash flow provided from operating activities before changes in current assets and liabilities was favorably impacted by lower costs and increases in crude oil and natural gas prices. The $8 million net cash flow used for changes in current assets and liabilities consisted of a $3 million decrease in accounts receivable and other current assets, a $1 million increase in accounts payable and accrued liabilities and a $12 million decrease in advances from affiliate.

The $149 million net cash flow used for investing activities consisted primarily of $146 million used for capital expenditures. The $44 million net cash flow used for financing activities resulted from the scheduled payment of $6 million of long-term debt and $38 million cash distributions paid to unitholders.

A second quarter cash distribution in the amount of $.07 per unit was paid on June 10, 1996. A third quarter cash distribution of $.06 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on September 10, 1996 to unitholders of record on August 16, 1996.


RESULTS OF OPERATIONS - SIX MONTHS

Net income for the first six months of 1996 was $107 million, or $.26 per unit, compared to net income of $65 million, or $.15 per unit, in the first six months of 1995. Revenues for the six months were $321 million in 1996 versus $297 million in 1995.

Average net production of crude oil was 44 thousand barrels daily during the first six months of 1996 compared to production of 47 thousand barrels daily for the first six months of 1995. The crude oil and condensate price in the first six months of 1996 increased to $19.44 per barrel, as compared to $16.68 per barrel in the same period last year.

Average net production of natural gas for the first six months of 1996 was 466 million cubic feet daily compared to production of 490 million cubic feet daily for the same period in 1995. The natural gas price for the first six months of 1996 was $1.99 per thousand cubic feet, as compared to $1.69 per thousand cubic feet in the same period last year.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $54 million, or $.13 per unit, for the second quarter of 1996, compared to net income of $42 million, or $.10 per unit, for the same quarter last year. Revenues for the 1996 quarter were $163 million versus $153 million for the 1995 quarter.

Average net production of crude oil and condensate for the second quarter of 1996 was 43 thousand barrels daily compared to production for the second quarter of 1995 of 47 thousand barrels daily. The average crude oil and condensate price in the second quarter of 1996 increased $3.71 to $20.81 per barrel, as compared to $17.10 per barrel in the same period in 1995.

Average net production of natural gas for the second quarter of 1996 was 471 million cubic feet daily compared to production of 480 million cubic feet daily for the second quarter of 1995. The average natural gas price in the second quarter of 1996 increased by $.25 to $1.95 per thousand cubic feet, as compared to $1.70 per thousand cubic feet in the same period in 1995.

                             PART II

                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

               The Partnership did not file any reports on Form
               8-K during the quarter ended June 30, 1996.


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


DATE:     August 12, 1996