Form 10-Q
period 1996-09-30
SUN ENERGY PARTNERS LP
filed 1996-11-12
CIK 778201

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1996

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

                            (972) 715-4000
      (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No

     The number of depositary units outstanding as of November 6, 1996 was 7,543,100.

                    SUN ENERGY PARTNERS, L.P.


                              INDEX



                                                          Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Three and Nine Months Ended September
          30, 1996 and 1995                                3

          Condensed Consolidated Balance Sheets at
          September 30, 1996 and December 31, 1995         4

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months Ended September
          30, 1996 and 1995                                5

          Notes to Condensed Consolidated Financial
          Statements                                       6

          Report of Independent Accountants                7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                10

SIGNATURE                                                 11

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       For the Three Months  For the Nine Months
(Millions of Dollars,   Ended September 30    Ended September 30
Except Per Unit Amounts)  1996     1995         1996      1995
                                       (Unaudited)

Revenues
  Oil and gas           $  171   $  131       $  494    $  424
  Other                     (2)     (12)          (4)       (8)
                        ------   ------       ------    ------
                           169      119          490       416
                        ------   ------       ------    ------
Costs and Expenses
  Operating costs           35       39          103       125
  Production taxes          10        8           28        24
  Exploration costs         13       11           32        29
  Depreciation,
   depletion and
   amortization             45       41          130       122
  General and
   administrative
   expense                  11       13          33         41
  Interest and debt
   expense                   3        3           12        10
  Interest capitalized      (5)      (3)         (12)       (7)
                        ------   ------       ------    ------
                           112      112          326       344
                        ------   ------       ------    ------

Net Income              $   57   $    7       $  164    $   72
                        ======   ======       ======    ======

Net Income Per Unit     $  .13   $  .02       $  .39    $  .17
                        ======   ======       ======    ======

Cash Distributions Paid
  Per Unit              $  .06   $  .16       $  .15    $  .44
                        ======   ======       ======    ======

Weighted Average Number
  of Units
  Outstanding
  (in thousands)       421,171  421,171      421,171   421,171
                       =======  =======      =======   =======

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30  December 31
(Millions of Dollars)                        1996          1995
                                          (Unaudited)
Assets

Current Assets
  Cash and short-term investments          $     2       $     8
  Accounts receivable and other current
    assets                                     112            97
                                           -------       -------
Total Current Assets                           114           105

Properties, Plants and Equipment (Note 2)    1,051           955
Investment in Affiliate                         88            83
                                           -------       -------

Total Assets                               $ 1,253       $ 1,143
                                           =======       =======

Liabilities and Partners' Capital

Current Liabilities
  Accounts payable                         $    95       $    73
  Accrued liabilities                           79            79
  Advances from affiliate                       37            45
  Current portion of long-term debt due
    affiliate                                   11            11
  Current portion of long-term debt              1             2
                                           -------       -------
Total Current Liabilities                      223           210

Long-Term Debt Due Affiliate                    54            62
Deferred Credits and Other Liabilities          36            32

Partners' Capital (Note 3)
  Limited partnership interests                288           257
  General partnership interests                652           582
                                           -------       -------
Partners' Capital                              940           839
                                           -------       -------

Total Liabilities and Partners' Capital    $ 1,253       $ 1,143
                                           =======       =======


The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Nine Months
                                                    Ended September 30
(Millions of Dollars)                                1996       1995
                                                       (Unaudited)
Cash From Operating Activities
  Net income                                       $   164     $   72
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation, depletion and amortization         130        122
      Dry hole costs and leasehold impairment           15         14
      Other                                              7          2
                                                   -------     ------
                                                       316        210

      Changes in working capital:
        Accounts receivable and other current assets   (16)         9
        Accounts payable and accrued liabilities        21        (10)
        Advances from affiliates                        (8)        41
                                                   -------     ------
Net Cash Flow Provided From Operating Activities       313        250
                                                   -------     ------
Investing Activities
  Capital expenditures                                (242)      (138)
  Proceeds from divestments                              6         76
  Other                                                (11)       (10)
                                                   -------     ------
Net Cash Flow Used For Investing Activities           (247)       (72)
                                                   -------     ------
Financing Activities
  Repayments of long-term debt                          (9)        (9)
  Cash distributions paid to unitholders               (63)      (185)
                                                   -------     ------
Net Cash Flow Used For Financing Activities            (72)      (194)
                                                   -------     ------
Changes In Cash and Cash Equivalents                    (6)       (16)
Cash and Cash Equivalents at Beginning of Period         8         20
                                                   -------     ------
Cash and Cash Equivalents at End of Period         $     2     $    4
                                                   =======     ======


                    (See Accompanying Notes)

                    SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full year 1996.

     Statements of Cash Flows

     In   accordance  with  Statement  of  Financial   Accounting
     Standards No. 95, "Statement of Cash Flows," non-cash transactions are not reflected within the accompanying
     Condensed Consolidated Statements of Cash Flows.


2.   Properties, Plants and Equipment
                                     September 30December 31
                                          1996      1995
                                       (Millions of Dollars)

     Gross investment ...............   $3,850      $3,710
     Less accumulated depreciation,
       depletion and amortization ...    2,799       2,755
                                        ------      ------
     Net investment                     $1,051      $  955
                                        ======      ======

3.   Partners' Capital

     At September 30, 1996, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of September 30, 1996, there was a total of 421.2 million units outstanding.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P.
and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income for the three and nine months ended
September 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of Oryx Energy Company's management.

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

Dallas, Texas
November 1, 1996

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


FINANCIAL CONDITION

At September 30, 1996, cash and cash equivalents were $2 million compared to $8 million at December 31, 1995. The $6 million decrease in cash and cash equivalents was comprised of $313 million provided from operating activities, $247 million used for investing activities and $72 million used for financing activities. The $313 million net cash flow provided from operating activities was comprised of $316 million net cash flow provided from operating activities before changes in current assets and liabilities and $3 million net cash flow used for changes in current assets and liabilities. The $313 million net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil and natural gas prices. The $3 million net cash flow used for changes in current assets and liabilities consisted of a $16 million increase in accounts receivable and other current assets, a $21 million increase in accounts payable and accrued liabilities and an $8 million decrease in advances from affiliates.

The $247 million net cash flow used for investing activities consisted primarily of $242 million used for capital expenditures. The $72 million net cash flow used for financing activities resulted from the scheduled payment of $9 million of long-term debt and $63 million of cash distributions paid to unitholders.

A third quarter cash distribution of $.06 per unit was paid on September 10, 1996. A fourth quarter cash distribution of $.01 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on December 10, 1996 to unitholders of record on November 15, 1996. The lower distribution is primarily a result of the timing of exploration and development activities in the Gulf of Mexico. Distributions will fluctuate due to oil and gas prices, production volumes, operating costs and the timing and amount of capital expenditures and divestment proceeds.

RESULTS OF OPERATIONS - NINE MONTHS

Net income for the first nine months of 1996 was $164 million, or $.39 per unit, compared to net income $72 million, or $.17 per unit, in the first nine months of 1995. Revenues for the nine months were $490 million in 1996 versus $416 million in 1995.

Average net production of crude oil and condensate was 43 thousand barrels daily during the first nine months of 1996 compared to average net production of 46 thousand barrels daily for the first nine months of 1995. The crude oil and condensate price in the first nine months of 1996 increased to $19.81 per barrel, as compared to $16.53 per barrel in the same period last year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - NINE MONTHS (continued)

Average net production of natural gas for the first nine months of 1996 was 474 million cubic feet daily compared to average net production of 473 million cubic feet daily for the same period in 1995. The natural gas price for the first nine months of 1996 was $2.01 per thousand cubic feet, as compared to $1.66 per thousand cubic feet in the same period last year.


RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $57 million, or $.13 per unit, for the quarter ended September 30, 1996, compared to net income of $7 million, or $.02 per unit, for the same quarter last year. Revenues for the 1996 third quarter were $169 million versus $119 million for the 1995 third quarter.

Average net production of crude oil and condensate for the third quarter of 1996 was 42 thousand barrels daily compared to average net production for the third quarter of 1995 of 44 thousand barrels daily. The average crude oil and condensate price in the third quarter of 1996 increased to $20.59 per barrel, as compared to $16.20 per barrel in the same period in 1995.

Average net production of natural gas for the third quarter of 1996 was 489 million cubic feet daily compared to average net production of 439 million cubic feet daily for the third quarter of 1995. The average natural gas price in the third quarter of 1996 was $2.05 per thousand cubic feet, as compared to $1.61 per thousand cubic feet in the same period in 1995.

                             PART II

                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.


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


DATE:     November 11, 1996