Form 10-K405
period 1996-12-31
SUN ENERGY PARTNERS LP
filed 1997-03-27
CIK 778201

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K
(MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9033
                         ------------------------------
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

              Registrant's telephone number, including area code:
                                 (972) 715-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of Each Exchange
             Title of Each Class                            on Which Registered
             -------------------                           ---------------------
               Depositary Units                        New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No ____

     The aggregate market value of the Depositary Units held by nonaffiliates of the Registrant as of March 6, 1997, was approximately $36 million.

     The number of Depositary Units outstanding as of February 28, 1997, was 7,543,100.
================================================================================

                    CERTAIN ABBREVIATIONS AND OTHER MATTERS

     As used herein, the following terms have specific meanings:

       m  thousand                                mm  million
     bbl  barrel                                  mb  thousand barrels
     mmb  million barrels                        mcf  thousand cubic feet
    mmcf  million cubic feet                     bcf  billion cubic feet
      eb  equivalent barrel                      meb  thousand equivalent barrels
     b/d  barrels per day                       mmeb  million equivalent barrels
     WTI  West Texas Intermediate spot        mmcf/d  million cubic feet per day
          price
      HH  Henry Hub spot price               mmcfe/d  million cubic feet equivalent per
                                                      day
    ED&A  exploration, development and          FD&A  finding, development and
          acquisition *                               acquisition
    bc/d  barrels of condensate per day

------------------------------

* ED&A outlays represent capital expenditures and cash exploration costs, excluding capitalized interest.

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

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Sun Energy Partners, L.P. (Sun Energy Partners) engages in the oil and gas exploration and production business in the United States. Sun Energy Partners is controlled by Oryx Energy Company and certain of its affiliates (together the Company), which is the managing general partner. As of December 31, 1996, the Company owned 98 percent of Sun Energy Partners. The remaining 2 percent interest is comprised of limited partnership interests held by public unitholders in the form of depositary units (Units). Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units that would reduce the Company's holdings below 85 percent of the outstanding units.

     Sun Energy Partners' business is conducted through Sun Operating Limited Partnership, a Delaware limited partnership, and several other operating partnerships (collectively, the Operating Partnerships). In all of the partnerships which comprise the Operating Partnerships, Sun Energy Partners holds a 99 percent interest as the sole limited partner, while the Company holds a 1 percent interest as the managing general partner.

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

     The Partnership has no officers or employees. Officers and employees of the Company perform all management functions required for Sun Energy Partners. As of December 31, 1996, the number of full-time employees of the Company was 976.

     The Partnership's strategy is to target as future growth opportunities those areas where its advanced technological capabilities will have the greatest economic impact.

RESERVES

     As of December 31, 1996, the Partnership's proved reserves were an estimated 205 mmb of liquids and an estimated 1,162 bcf of natural gas which represents an aggregate of 399 mmeb of reserves. More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (Standardized Measure), are presented in the "Consolidated Financial Statements Supplementary Financial and Operating Information." The Partnership files oil and gas reserve estimates with various governmental regulatory authorities and agencies, the variability of which does not exceed 5 percent.

     The Partnership's production is exclusively in the United States and in 1996, the Partnership produced 48 mmeb. The Partnership seeks production replacement through a balanced approach that combines exploration, development and acquisition. In 1996, the Partnership replaced 77 percent of its production at an FD&A cost of $8.68 per eb.

OFFSHORE

     The Partnership has identified the Gulf of Mexico as the primary focus of its growth strategy.

     The Partnership has a significant presence in the Gulf of Mexico with an interest in 148 blocks in various stages of exploration, development and production. The Partnership has an interest in 39 producing platforms, 21 of which it operates. The Partnership also holds interests in various offshore pipelines and facilities. In 1996, the Partnership achieved a 7 percent reduction in its offshore operating costs.

     Exploration

     As of December 31, 1996, the Partnership held 325 thousand net undeveloped acres offshore, as compared to 272 thousand as of December 31, 1995. Of the 148 Gulf of Mexico blocks in which the Partnership owns interests, 81 are undeveloped. In 1996, the Partnership spent $22 million to acquire interests in 34 blocks.

     In early 1996, the partnership participated in a discovery well, Garden Banks (GB) 216 #2, which encountered 214 net feet of pay in 3 zones. The well is located approximately 3 miles to the northeast of the GB 260 development project. Also in early 1996, the Partnership drilled a discovery well on the Brazos A-21 Block which encountered 108 net feet of pay in 3 zones. The well began producing at about 18 mmcf/d during the summer. The partnership is operator of the Block with a 51 percent interest.

     As of December 31, 1996, 2 exploratory wells were being drilled. The Partnership drilled 9 gross (3 net) exploratory wells offshore in 1996 and 6 gross (3 net) in 1995. Of the wells drilled in 1996, 2 gross (1 net) wells were successful.

     Production and Development

     Average daily production of crude oil and condensate offshore was 15, 16 and 10 mbbls in 1996, 1995 and 1994. Average daily production of natural gas offshore was 187, 178 and 201 mmcf in 1996, 1995 and 1994.

     The Partnership owns a 99 percent interest in the High Island A-576 block. In 1994, the HI A-576 #1 discovery well encountered 168 feet of net pay from the Lower Pleistocene sands. The well is located 110 miles off the Texas coast in 290 feet of water. This development, which has been named the Sherman Project, began production in December 1995. In 1996, the HI A-576 #2 well was tested at 24 mmcf and 2,300 barrels of condensate per day.

     The Partnership owns a 99 percent interest in the four-block High Island 384 unit. The High Island 384 unit is located approximately 112 miles off the Texas coast in water with an average depth of 360 feet. In

1993, the Partnership announced an oil discovery in High Island 379 which encountered 179 feet of oil pay. In the early part of 1994, the Partnership announced an oil and gas discovery in High Island 385. The High Island 385 discovery encountered 80 feet of net pay. This new development, which has been named the Patton Project, began production in January 1995 and in September 1995 achieved the expected peak production of 20 meb per day.

     Late in 1995, the Partnership confirmed the presence of natural gas reserves in a previously untested area of the High Island 384 Unit. The High Island 385 #3 well encountered 158 feet of net gas pay. Two subsequent delineation wells found the same pay interval in nearby fault blocks. In the second phase of Patton, the Partnership installed the "D" platform in 360 feet of water and developed the new gas reservoir. First production occurred in the fourth quarter of 1996 with gross production of 35 mmcf/d. In addition, two wells were drilled and the "E" platform installed to develop a previously discovered reservoir on High Island 379. These wells came on stream during the fourth quarter of 1996 at 24 mmcfe/d.

     In 1995, the Partnership approved a plan for the development of Viosca Knoll 826 which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. This development has been named the Neptune Project. The Partnership operates the four-block Viosca Knoll unit and owns a 50 percent interest. The project is utilizing a new type of floating production facility called a spar. The spar is a cylindrical-shaped vessel which floats in a vertical position, similar to a buoy. Production risers have been routed through the cylinder to allow the spar to float around them. The field will be developed in multiple phases with the spar being moved from location to location. The spar was installed in the fourth quarter of 1996. First production occurred in March 1997.

     In early 1995, the Partnership confirmed the presence of hydrocarbons in a previously untested fault block on the GB 260 discovery in the Gulf of Mexico. The GB 215 #2 well, which drilled a new fault block about 2 miles north of the original discovery well on GB 260, encountered approximately 170 feet of net pay. The GB 259 #2 well was then drilled as a side-track, and encountered over 115 feet of new pay in the same reservoir sands. This development, which has been named the Baldpate Project, is in federal waters offshore Louisiana in water depths of approximately 1,700 feet. In 1995, the Partnership entered into a plan of development to install a compliant tower platform and processing facility. The Partnership expects to begin production in 1998 with gross peak production of 50-60 meb per day. The Partnership owns a 50 percent interest in a four-block area.

     As of December 31, 1996, the Partnership was drilling 3 gross (2 net) offshore development wells. The Partnership drilled 30 gross (19 net) development wells offshore in 1996 and 14 gross (11 net) in 1995. Of the development wells drilled in 1996, 26 gross (17 net) were successful.

ONSHORE

     The onshore area continues to be a major contributor of production volumes and cash flow with relatively modest investment needs. In 1995, the partnership initiated significant cost-reduction measures at its operated fields. As a result, the partnership achieved an overall 19 percent reduction in onshore operating costs in 1996. The Partnership has interests in 60 major onshore fields in 5 states and operates about 75 percent of its production. In addition, the Partnership has increased its drilling activity to more rapidly exploit its onshore asset portfolio.

     The Partnership is applying 3-D technology creating opportunities in new fault blocks and deeper pool horizons which provide new volumes. To optimize cash flow, the Partnership will continue to exploit its waterflood operations. Onshore will be managed for maximum cash flow generation.

     Exploration

     The Partnership drilled no exploratory wells onshore in 1996, and at December 31, 1996, none were being drilled.

     Production and Development

     Average daily production of crude oil and condensate onshore was 28, 29 and 37 mb in 1996, 1995 and 1994. The decrease in 1996 crude oil and condensate production compared to 1995 and in 1995 compared to 1994 was due primarily to asset sales and normal declines. Average daily net production of natural gas onshore was 299, 286 and 332 mmcf in 1996, 1995 and 1994.

     Development wells drilled in 1996 and their test results include Seabreeze #12, 21 mmcf/d and 500 bc/d; Belle Isle 3-10, 15 mmcf/d and 700 bc/d; Belle Isle 11-5, 18 mmcf/d and 600 bc/d; Belle Isle 10-4, 15 mmcf/d and 500 bc/d; Garcia #20, 9 mmcf/d and 500 bc/d and Alabama Coushatta #7, 9 mmcf/d and 900 bc/d.

     As of December 31, 1996, the Partnership was drilling or participating in the drilling of 18 gross (12 net) development wells onshore. Of the 148 gross (103 net) development wells drilled onshore during 1996, 134 gross (93 net) were successful.

TABULAR INFORMATION

     The following table sets forth the Partnership's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1996 and 1995:

                                                                   GROSS             NET
                                                               --------------    ------------
                                                               1996     1995     1996    1995
                                                               -----    -----    ----    ----
Undeveloped Acreage
  Onshore..................................................      916      983    501     528
  Offshore.................................................      472      380    325     272
                                                               -----    -----    ---     ---
     Total.................................................    1,388    1,363    826     800
                                                               =====    =====    ===     ===

                                                                   GROSS             NET
                                                               --------------    ------------
                                                               1996     1995     1996    1995
                                                               -----    -----    ----    ----
Developed Acreage
  Onshore..................................................      987      982    552     545
  Offshore.................................................      222      231    103     101
                                                               -----    -----    ---     ---
     Total.................................................    1,209    1,213    655     646
                                                               =====    =====    ===     ===

     The following table sets forth the Partnership's net exploratory and development oil and gas wells drilled in 1996, 1995 and 1994:

                                                       EXPLORATORY WELLS       DEVELOPMENT WELLS
                                                      --------------------    --------------------
                                                      1996    1995    1994    1996    1995    1994
                                                      ----    ----    ----    ----    ----    ----
Oil
  Onshore.........................................      --      --      --      43      41      11
  Offshore........................................      --       1      --       9       7       2
                                                      ----    ----    ----    ----    ----    ----
                                                        --       1      --      52      48      13
                                                      ----    ----    ----    ----    ----    ----
Gas
  Onshore.........................................      --      --      --      50      39      23
  Offshore........................................       1      --       1       8       4       3
                                                      ----    ----    ----    ----    ----    ----
                                                         1      --       1      58      43      26
                                                      ----    ----    ----    ----    ----    ----
Dry
  Onshore.........................................      --      --      --      10       9       4
  Offshore........................................       2       2       2       2      --       1
                                                      ----    ----    ----    ----    ----    ----
                                                         2       2       2      12       9       5
                                                      ----    ----    ----    ----    ----    ----
     Total........................................       3       3       3     122     100      44
                                                      ====    ====    ====    ====    ====    ====

     The following table sets forth the Partnership's gross and net producing oil and gas wells at December 31, 1996:

                                                                  GROSS*           NET*
                                                               ------------    ------------
                                                                OIL     GAS     OIL     GAS
                                                               -----    ---    -----    ---
Onshore....................................................    2,855    830    1,571    507
Offshore...................................................       88    165       48     80
                                                               -----    ---    -----    ---
     Total.................................................    2,943    995    1,619    587
                                                               =====    ===    =====    ===

------------------------------

* Gross producing wells include 132 multiple completion wells (more than one formation producing into the same well bore).

     The following table sets forth the Partnership's average daily net production for 1996, 1995 and 1994:

                                                                1996    1995    1994
                                                                ----    ----    ----
Crude and Condensate (mb):
  Onshore...................................................     28      29      37
  Offshore..................................................     15      16      10
                                                                ---     ---     ---
                                                                 43      45      47
Processed Natural Gas (mb):.................................      7       6       6
                                                                ---     ---     ---
                                                                 50      51      53
                                                                ===     ===     ===
Natural Gas (mmcf):
  Onshore...................................................    299     286     332
  Offshore..................................................    187     178     201
                                                                ---     ---     ---
                                                                486     464     533
                                                                ===     ===     ===

     The following table sets forth the Partnership's average revenues and production costs per unit of oil and gas production for 1996, 1995 and 1994:

                                                                 1996      1995      1994
                                                                ------    ------    ------
Revenues:
  Crude oil and condensate (per bbl)........................    $20.43    $16.44    $14.69
  Natural gas (per mcf).....................................    $ 2.14    $ 1.73    $ 1.87
  Average production cost per unit of oil and gas production
    (per eb)
    Operating cost..........................................    $ 3.14    $ 3.63    $ 3.95
    Production taxes........................................       .87       .67       .83
                                                                ------    ------    ------
       Total production costs...............................    $ 4.01    $ 4.30    $ 4.78
                                                                ======    ======    ======

ASSET DISPOSALS

     Assets are managed on a portfolio basis. The Partnership will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

     During 1996, the Partnership obtained 61 and 39 percent of its crude production from primary and secondary recovery methods. This compares to 62 and 37 percent, plus 1 percent from tertiary, of its crude oil production in 1995. At December 31, 1996, the Partnership was participating in no major tertiary oil recovery programs.

     The terms "secondary recovery" and "tertiary recovery" relate to those methods used to increase the quantity of crude oil and condensate and natural gas that can be recovered in excess of the quantity recoverable using the primary energy found in a reservoir. Secondary recovery methods include pressure maintenance by waterflooding or natural gas injection.

MARKETING OF OIL AND GAS

     Distribution

     Crude oil, condensate and natural gas are distributed through pipelines and/or trucks to traders, end users, gatherers and transportation companies. Sufficient distribution systems exist and are readily available in the areas of the Partnership's production to enable the Partnership to effectively market its oil and gas. In some instances, the Partnership owns an interest in these systems.

     Crude Oil and Condensate

     During 1996, sales of crude oil and condensate to the Partnership's top purchaser totaled approximately 8 percent of crude oil and condensate revenue. No other customer purchased more than 8 percent of the Partnership's sales of crude oil and condensate.

     Since most of the Partnership's crude oil and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Partnership believes that the loss of any major purchaser would not have a material adverse effect on the Partnership's business. In 1996, the 10 largest customers accounted for approximately 33 percent of such sales.

     Currently, approximately 79 percent of sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Partnership or the purchaser, with substantially all of the remainder of the production being sold pursuant to contracts of varying terms of up to 8 years in length.

     Natural Gas

     During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy). ProEnergy purchases the Partnership's gas production at index prices.

     During 1996, ProEnergy purchased approximately 51 percent of the Partnership's natural gas produced. During 1996, no individual customer, other than ProEnergy, accounted for more than 10 percent of the Partnership's natural gas sales.

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

     The Partnership has been named as a potentially responsible party (PRP) at 4 sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At 2 of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the Environmental Protection Agency (EPA). At the fourth and largest site, the Operating Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRP's previously entered into 2 partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has recently successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance.

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

COMPETITION

     The oil and gas industry is highly competitive. Integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Although several of these competitors have financial resources substantially greater than those of the Partnership, management of the Company believes that the Partnership is in a position to compete effectively.

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

TECHNOLOGY

     The Partnership's exploration, development and production activities depend upon the use of applied technology. In support of this, the Partnership, through the Company, has 24 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Partnership's expenditures on technology activities, including its share of the Company's employee-related costs, were $8 million, $8 million and $11 million for the years 1996, 1995 and 1994, respectively.

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

OTHER

     The Partnership's financial condition and business operations are affected from time to time by political developments and laws and regulations which relate to such matters as production, taxes, property, imports, pricing and environmental controls. The Company makes no representations as to future events and developments which could affect the Partnership's operations and financial condition. Oil and gas prices are subject to supply and demand. Political developments (especially in the Middle East) and the decisions of OPEC can particularly affect world oil supply and oil prices. Furthermore, the Partnership's business and financial condition could be affected by, among other things, competition, future price changes or controls, material and labor costs, legislation, transportation regulations, tariffs, embargoes and armed conflicts.

ITEM 3. LEGAL PROCEEDINGS

     The historical method used by the oil industry in the United States to establish the price at which crude oil is bought and sold is being challenged. Buyers and sellers have traditionally determined the market price of crude oil by reference to "posted prices", which are prices published by certain crude oil buyers such as crude oil refiners and transporters as the price at which they are willing to buy. A number of suits have been brought alleging that posted prices have been set consistently below market value, and that, as a result, royalties have been underpaid.

     The Partnership was named as a defendant in such a case filed in state court in Starr County, Texas in April, 1995 and a co-defendant in cases filed in state courts in Lee County, Texas and in Louisiana and in federal court in Alabama. All of these lawsuits seek certification as class actions on behalf of royalty owners in specific geographic areas, except the Alabama case, which seeks certification of a nationwide class of royalty owners. The Alabama case also alleges that the co-defendants have conspired and acted in concert to establish the price of crude oil in violation of antitrust statutes. These suits are similar to those brought in Texas by the Texas General Land Office, and in Texas, New Mexico, Oklahoma and Florida by private royalty owners against major crude oil producers. Suits are also being brought by natural gas royalty interest owners regarding royalty valuation and deductions of post-production costs from royalty.

     In addition to these suits, the Minerals Management Service ("MMS") of the United States Department of the Interior is challenging the prices on which royalties were assessed. The MMS has claimed that a number of crude oil producers including the Partnership underpaid royalties owed the federal government on California crude oil production from 1980 to 1988 and has sent Orders to Pay to a number of producers including the Partnership. The MMS is also auditing royalty valuation in other parts of the country. The Department of Justice is independently investigating whether oil and gas producers have violated the False Claims Act in connection with royalty payments on production from federal and Indian lands.

     While a number of claims and suits against the Partnership and other crude oil and natural gas producers have already been brought by a variety of governmental and private plaintiffs in a number of jurisdictions, the fact that these suits challenge practices common to the industry suggests that additional lawsuits against the Partnership may be filed. The suits filed to date, to include the actions in which the Partnership is a party, are in the preliminary stage. The Partnership believes it has meritorious defenses and intends to defend these claims and lawsuits vigorously.

     The Partnership is involved in a number of other legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Partnership. Management of the Company believes that any liabilities which may arise out of legal claims or proceedings would not be material in relation to its financial position at December 31, 1996. The Company intends to maintain liability and other insurance for the Partnership of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
         UNITS AND RELATED SECURITY HOLDER MATTERS

     The depositary units of Sun Energy Partners, L.P. are traded on the New York Stock Exchange, Inc. The following table sets forth the high and low sales prices per unit, as reported on the New York Stock Exchange Composite Transactions quotations, for the periods indicated:

                                                             1996           1995
                                                          -----------    -----------
                                                          HIGH    LOW    HIGH    LOW
                                                          ----    ---    ----    ---
First Quarter...........................................  4$1/8   $3 5/8 4$1/2   $3 7/8
Second Quarter..........................................  4$3/4   $3 5/8 4$3/4   $4 1/8
Third Quarter...........................................   $ 5    $4 1/8 4$3/4   $4 1/8
Fourth Quarter..........................................  5$5/8   $4 1/2 4$5/8   $3 5/8

     The Partnership had approximately 1,899 holders of record of depositary units as of March 6, 1997.

     For the years 1996 and 1995, the quarterly cash distributions per unit paid to unitholders were as follows:

                                                              1996    1995
                                                              ----    ----
First Quarter...............................................  $.02    $.14
Second Quarter..............................................   .07     .14
Third Quarter...............................................   .06     .16
Fourth Quarter..............................................   .01     .02
                                                              ----    ----
     Total..................................................  $.16    $.46
                                                              ====    ====

     The fourth quarter cash distribution for 1996 in the amount of $.15 per unit was paid in March 1997. Cash distributions in 1995 included $.27 per unit related to proceeds from asset sales. Future quarterly cash distributions to unitholders are expected to be paid on or about the 10th day of March, June, September and December in each year. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Distribution Policy.")

ITEM 6. SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31
                                          ----------------------------------------------
                                           1996      1995      1994      1993      1992
                                          ------    ------    ------    ------    ------
                                          (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
For the Period
  Revenues..............................  $  686    $  552    $  613    $  676    $  937
  Income before cumulative effect of
    accounting change (1)...............  $  248    $   99    $  100    $   44    $  120
  Net income (loss) (1).................  $  248    $   99    $ (477)   $   44    $  120
  Net income per unit before cumulative
    effect of accounting change (1).....  $  .59    $  .24    $  .24    $  .11    $  .29
  Net income (loss) per unit (1)........  $  .59    $  .24    $(1.13)   $  .11    $  .29
  Cash distributions paid to unitholders
    (2).................................  $   67    $  194    $  114    $  340    $  360
  Cash distributions paid per unit
    (2).................................  $  .16    $  .46    $  .27    $  .82    $  .87
  Weighted average units outstanding (in
    thousands)..........................   421.2     421.2     421.2     414.7     412.5
  Capital expenditures..................  $  314    $  206    $  166    $  199    $  100
At End of Period
  Total assets..........................  $1,299    $1,143    $1,181    $1,822    $2,038
  Long-term debt (3)....................  $   51    $   62    $   74    $   86    $  100
  Partners' capital.....................  $1,020    $  839    $  934    $1,525    $1,751

------------------------------

(1) Effective January 1, 1994, the Partnership adopted a new policy for determining the ceiling test for its oil and gas properties. A one-time non-cash charge of $577 million for the cumulative effect of the change was recognized in the earnings for 1994 (see Note 7 to the Consolidated Financial Statements). The net income for 1993 includes a $7 million loss from the sale of assets. The net income of 1992 includes gains from sales of assets of $115 million.

(2) In the fourth quarter of 1993, the Company announced that it would no longer purchase newly issued Partnership units to fund the Partnership's capital outlays. The Partnership will fund its capital outlays from internally generated funds and make distributions to partners from the cash flow remaining after such outlays (see Note 13 to the Consolidated Financial Statements).

(3) Includes $51 million, $62 million, $72 million, $82 million and $91 million of long-term debt due to the Company. The Partnership prepaid $213 million of such debt in 1992.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Partnership's financial condition and results of operations which follow should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

RESULTS OF OPERATIONS

     Net income in 1996 was $248 million. The realized oil price in 1996 increased 24 percent to $20.43 per barrel. The increase in 1996 followed a 12 percent increase in 1995 compared to 1994. The Partnership's realized gas price in 1996 increased 24 percent to $2.14 per mcf. Total costs and expenses decreased 3 percent to $438 million in 1996. Operating costs decreased 14 percent in 1996 due to cost efficiency measures. Production taxes increased 27 percent in 1996 due to higher prices.

     Net income in 1995 was $99 million. In 1995, production volumes decreased 10 percent due to the sale of producing assets. Total costs and expenses decreased 12 percent to $453 million in 1995. Operating costs decreased 17 percent due primarily to cost efficiency measures.

     The net loss in 1994 was $477 million, which included a $577 million cumulative effect of an accounting change (see Note 7 to the Consolidated Financial Statements). Production volumes decreased 4 percent due to the sale of producing assets. Depreciation, depletion and amortization expense declined 36 percent because of the accounting change which decreased the partnership's producing property balance by $577 million. (See Note 7 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     ED&A outlays were $317 million in 1996, $216 million in 1995 and $184 million in 1994. In 1996, 22 percent of the Partnership's total ED&A investment was for exploration and 78 percent was for development and acquisition. In 1997, total ED&A outlays are expected to be approximately $350 million of which 70 percent is targeted for development and 30 percent for exploration.

     In 1996, cash flow from operating activities increased $58 million from 1995 primarily due to higher oil and gas prices and lower costs and expenses partially offset by lower production volumes. Cash flow from investing activities used $323 million in 1996 compared to $144 million in 1995. Proceeds from divestments were $67 million lower in 1996 while capital expenditures increased by $108 million. Cash flow used for financing activities decreased by $127 million in 1996 primarily because of the reduced distributions to unitholders.

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

     During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy). ProEnergy purchases substantially all of the Partnership's gas production at index prices.

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

     The Partnership's investing levels will be governed by its cash flow from operating activities which will continue to be affected by prevailing oil and gas prices, cost levels and production volumes. Volatility in oil and gas prices experienced over the past several years is expected to continue. Any shortfall in expected cash flow from operating activities may require adjustment of the business plans. Options include deferral of discretionary ED&A outlays and the sale of Partnership units. The Partnership's long-term cash generation capability is ultimately tied to the value of proved reserves.

RESERVE REPLACEMENT

     The ability to sustain cash flow is dependent, among other things, on the level of the Partnership's oil and gas reserves, oil and gas prices and cost containment. Replacement of proved reserves through extensions and discoveries, improved recovery, purchases and revisions to prior reserve estimates in 1996 was 122 percent of liquids production and 49 percent of gas production. Reserve replacement rates of liquids and gas were 79 and 112 percent in 1995 and 35 and 109 percent in 1994.

HEDGING ARRANGEMENTS

     The Partnership, from time to time, enters into arrangements to hedge oil and natural gas prices. The Partnership has entered into contracts to hedge approximately 22 percent of its estimated 1997 crude oil production. Collar agreements were employed to hedge approximately 11 percent of production at an average floor price of $19.90 WTI per barrel and an average ceiling price of $22.49 WTI per barrel, put contracts comprise 9 percent of production at an average floor price of $19.65 WTI per barrel and swap agreements hedge 2 percent of production at an average price of $19.25 WTI per barrel. Approximately 35 percent of its estimated 1997 gas production is under hedging agreements at an average price of $2.08 HH per mmbtu comprised of 18 percent hedged using collars at an average floor price of $2.13 HH per mmbtu and an average ceiling price of $2.51 HH per mmbtu, 14 percent hedged via put contracts at an average floor price of $2.02 HH per mmbtu and 3 percent utilizing swap agreements at an average price of $2.06 HH per mmbtu. (See Note 2 to the Consolidated Financial Statements.)

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

CASH DISTRIBUTION POLICY

     In the fourth quarter of 1993, the Company's Board of Directors elected to change the Company's investment policy concerning purchase of additional Partnership units. Effective in 1994, the Company no longer routinely purchases newly issued Partnership units to fund capital outlays. The Partnership now funds its capital outlays from internally generated funds, including cash proceeds from asset sales and makes distributions of only that cash remaining after such outlays. The policy reduces the cash paid to unitholders but also ends the ownership dilution caused by the issuance of additional units.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL
                           AND OPERATING INFORMATION

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  13
Financial Statements:
  Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994.......................  14
  Consolidated Balance Sheets at December 31, 1996 and
     1995...................................................  15
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995
     and 1994...............................................  16
  Notes to Consolidated Financial Statements................  17
Supplementary Financial and Operating
  Information -- (Unaudited):
  Oil and Gas Data..........................................  26
  Quarterly Financial Information...........................  28
  Quarterly Operating Information...........................  29

                           SUN ENERGY PARTNERS, L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

     We have audited the accompanying consolidated balance sheets of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Oryx Energy Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 7 to the consolidated financial statements, the Partnership changed its accounting policy for calculating the oil and gas ceiling test in 1994.

                                                  /s/ COOPERS & LYBRAND

Dallas, Texas
February 19, 1997

                           SUN ENERGY PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------   ------   ------
Revenues
  Oil and gas...............................................  $  700   $  565   $  618
  Other -- net (Notes 3 and 5)..............................     (14)     (13)      (5)
                                                              ------   ------   ------
                                                                 686      552      613
                                                              ------   ------   ------
Costs and Expenses
  Operating costs...........................................     139      162      195
  Production taxes (Note 6).................................      38       30       41
  Exploration costs.........................................      42       42       50
  Depreciation, depletion and amortization..................     177      163      163
  General and administrative expense (Note 3)...............      41       53       52
  Interest and debt expense (Note 3)........................      17       13       17
  Interest capitalized......................................     (16)     (10)      (5)
                                                              ------   ------   ------
                                                                 438      453      513
                                                              ------   ------   ------
Income Before Cumulative Effect of Accounting Change........     248       99      100
Cumulative Effect of Accounting Change (Note 7).............      --       --     (577)
                                                              ------   ------   ------
Net Income (Loss)...........................................  $  248   $   99   $ (477)
                                                              ======   ======   ======
Net Income (Loss) Per Unit:
  Before cumulative effect of accounting change.............  $  .59   $  .24   $  .24
  Cumulative effect of accounting change....................      --       --    (1.37)
                                                              ------   ------   ------
  Net income (loss).........................................  $  .59   $  .24   $(1.13)
                                                              ======   ======   ======
Cash Distributions Paid to Unitholders......................  $   67   $  194   $  114
                                                              ======   ======   ======
Cash Distributions Paid Per Unit............................  $  .16   $  .46   $  .27
                                                              ======   ======   ======
Weighted Average Units Outstanding (In Millions)............   421.2    421.2    421.2
                                                              ======   ======   ======

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                DECEMBER 31
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Current Assets
  Cash and cash equivalents.................................  $    2    $    8
  Accounts receivable and other current assets..............     136        97
                                                              ------    ------
Total Current Assets........................................     138       105
Properties, Plants and Equipment (Note 8)...................   1,074       955
Investment in Affiliate (Note 1)............................      87        83
                                                              ------    ------
Total Assets................................................  $1,299    $1,143
                                                              ======    ======

                      LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Advances from affiliate (Note 3)..........................  $   12    $   45
  Accounts payable..........................................      91        73
  Accrued liabilities (Note 9)..............................      70        79
  Current portion of long-term debt due affiliate (Note
     10)....................................................      11        11
  Current portion of long-term debt (Note 10)...............       1         2
                                                              ------    ------
Total Current Liabilities...................................     185       210
Long-Term Debt Due Affiliate (Note 10)......................      51        62
Long-Term Debt (Note 10)....................................       1        --
Deferred Credits and Other Liabilities (Note 14)............      42        32
Commitments and Contingent Liabilities (Note 11)
Partners' Capital (Notes 12 and 13)
  Limited partnership interests.............................     313       257
  General partnership interests.............................     707       582
                                                              ------    ------
Partners' Capital...........................................   1,020       839
                                                              ------    ------
Total Liabilities and Partners' Capital.....................  $1,299    $1,143
                                                              ======    ======

------------------------------
The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)

                                                                YEAR ENDED DECEMBER 31
                                                                -----------------------
                                                                1996     1995     1994
                                                                -----    -----    -----
Cash and Cash Equivalents From Operating Activities
Net Income (Loss)...........................................    $ 248    $  99    $(477)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............      177      163      163
     Dry hole costs and leasehold impairment................       19       21       27
     Loss on sale of assets.................................        2        1       --
     Cumulative effect of accounting change.................       --       --      577
     Other..................................................       15        6        6
                                                                -----    -----    -----
                                                                  461      290      296
  Changes in working capital:
     Accounts receivable and other current assets...........      (40)     (15)      25
     Accounts payable, accrued liabilities and advances from
      affiliates............................................      (26)      62      (41)
                                                                -----    -----    -----
Net Cash Flow Provided From Operating Activities............      395      337      280
                                                                -----    -----    -----
Cash and Cash Equivalents From Investing Activities
  Capital expenditures......................................     (314)    (206)    (166)
  Proceeds from divestments.................................        8       75       42
  Other.....................................................      (17)     (13)     (12)
                                                                -----    -----    -----
Net Cash Flow Used For Investing Activities.................     (323)    (144)    (136)
                                                                -----    -----    -----
Cash and Cash Equivalents From Financing Activities
  Proceeds from borrowings..................................        2       --       --
  Repayments of long-term debt..............................      (13)     (11)     (14)
  Cash distributions paid to unitholders....................      (67)    (194)    (114)
                                                                -----    -----    -----
Net Cash Flow Used For Financing Activities.................      (78)    (205)    (128)
                                                                -----    -----    -----
Changes in Cash and Cash Equivalents........................       (6)     (12)      16
Cash and Cash Equivalents at Beginning of Year..............        8       20        4
                                                                -----    -----    -----
Cash and Cash Equivalents at End of Year....................    $   2    $   8    $  20
                                                                =====    =====    =====

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

     Sun Energy Partners is controlled by the Company, which is the managing general partner. As of December 31, 1996, the Company had a partnership interest of 98 percent in Sun Energy Partners. The remaining 2 percent limited partnership interest is held by public unitholders in the form of depositary units. Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units which would reduce the Company's holdings in Sun Energy Partners below 85 percent.

     Sun Energy Partners operates through Sun Operating Limited Partnership, a Delaware limited partnership, and several other operating partnerships (collectively, the Operating Partnerships). In all of the partnerships which comprise the Operating Partnerships, Sun Energy Partners holds a 99 percent interest as the sole limited partner, while the Company holds a 1 percent interest as the managing general partner.

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

     Cash Equivalents

     The Partnership considers highly liquid investments with original maturities of less than 3 months to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

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

     Ceiling Test. The Partnership performs its ceiling test comparisons on an individual field basis. In December 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards

                           SUN ENERGY PARTNERS, L.P.

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Partnership reviews for impairment by comparing estimated future cash flows expected to result from the use of an asset and its eventual disposition to the carrying amount of the asset (Note 7). If impairment is indicated, the asset is written down to its fair value based upon its expected future discounted cash flows.

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

     At December 31, 1996, 1995 and 1994, the Partnership's financial reporting bases of assets and liabilities exceeded the tax bases of its assets and liabilities (net temporary differences) by $596 million, $537 million and $544 million.

     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents includes cash, highly liquid investments with remaining maturities of less than 3 months (see "Cash Equivalents", above) and advances to affiliate.

     Interest paid totaled $17 million, $13 million and $17 million in 1996, 1995 and 1994.

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

                           SUN ENERGY PARTNERS, L.P.

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Sales of Oil and Gas

     Sales of oil and gas are recorded on the entitlement method. Differences between actual production and entitlements result in a receivable when underproduction occurs and a payable when overproduction occurs.

     During 1996, sales of oil to the Partnership's top purchaser totaled approximately 8 percent, and sales of natural gas to the top purchaser totaled 51 percent. During 1995 and 1994, no individual customer accounted for more than 10 percent of the Partnership's oil or natural gas revenue. The Partnership believes that the loss of any major purchaser would not have a material adverse effect on its business.

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

     Certain items in years prior to 1996 have been reclassified to conform to the 1996 presentation.

2)  FINANCIAL INSTRUMENTS

     Derivatives

     As discussed in Note 1, the Partnership enters into hedging arrangements for crude oil and natural gas prices with major financial institutions. The Partnership does not enter into derivative transactions for trading purposes.

     At December 31, 1996, the Partnership was a party to crude oil hedging contracts to hedge about 20 percent of its estimated 1997 crude oil production at an average price of $20.30 per barrel. Approximately 31 percent of its estimated 1997 natural gas production was hedged at $2.24 per mmbtu. At December 31, 1995, the Partnership was a party to crude oil and natural gas hedging contracts to hedge about 5 percent of its 1996 crude oil production at $18.27 per barrel and 40 percent of its 1996 natural gas production at $1.81 per mmbtu. These arrangements serve to reduce the volatility associated with prices of crude oil and natural gas. The aggregate carrying values of these assets at December 31, 1996 and 1995 were $10 million and $5 million, and the aggregate fair values, subject to daily fluctuation, based on quotes from brokers, were approximately $2 million and $(20) million.

     The above mentioned derivative contracts expose the Partnership to credit risks. The Partnership has established controls to manage this risk and closely monitors the creditworthiness of its counterparties which

                           SUN ENERGY PARTNERS, L.P.

2)  FINANCIAL INSTRUMENTS (CONTINUED)
are major financial institutions. The Partnership believes that losses from nonperformance are unlikely to occur.

     Other Financial Instruments

     At December 31, 1996 and 1995, the carrying values of the Partnership's long-term debt, including amounts due within one year, were $64 million and $75 million (Note 10). At December 31, 1996 and 1995, the aggregate fair values of the Partnership's long-term debt were approximately $68 million and $84 million, estimated primarily based on current rates offered to the Partnership for debt of the same remaining maturities.

3)  RELATED PARTY TRANSACTIONS

     Advances to/from Affiliate

     The Company has served as the Partnership's lender and borrower of funds and a clearing-house for the settlement of intercompany receivables and payables. Deposits earn interest at a rate equal to the rate paid by a major money market fund. Demand loans bear interest at a rate based on the prime rate.

     Long-Term Debt Due Affiliate

     The Partnership is indebted to the Company under a 9.75% note due 1997-2001 (Note 10).

     Sales of Natural Gas

     During the fourth quarter of 1995, the Company, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy) to jointly market natural gas. As of December 31, the Company had an ownership interest of 46 percent in ProEnergy; however, ownership varies based on the Company's share of natural gas throughput for the preceding quarter. The Partnership sells the majority of its natural gas production to ProEnergy at index prices. Full operations commenced in April 1996 and natural gas sales to ProEnergy totaled $193 million for the 9 months ended December 31, 1996. At December 31, 1996, the Partnership had an outstanding receivable balance of $48 million from ProEnergy.

     Direct and Indirect Cost

     The Company is reimbursed by the Partnership for all direct costs incurred in performing management functions and indirect costs (including payroll and payroll related costs and the cost of postemployment benefits and management incentive plans) allocable to the Partnership. The full cost of direct and indirect costs incurred on behalf of the Partnership by the Company is allocated to the Partnership based on services rendered and extent of use. Such costs, which are charged principally to production cost, exploration cost and general and administrative expense, totaled $61 million, $68 million and $73 million for the years 1996, 1995 and 1994. The Company does not receive any carried interests, promotions, back-ins or other similar compensation as the general partner of the Partnership.

     Interest Income

     Interest income received from the Company, which is reflected in other revenues in the consolidated statements of income, was earned on advances to the Company and totaled $4 million, $2 million and $3 million during the years 1996, 1995 and 1994.

                           SUN ENERGY PARTNERS, L.P.

3)  RELATED PARTY TRANSACTIONS (CONTINUED)
     Interest Cost

     Interest cost paid to the Company, which is included in interest and debt expense in the consolidated statements of income, was primarily incurred on long-term debt and advances due the Company and totaled $16 million, $12 million and $16 million during the years 1996, 1995 and 1994 (Note 10).

4)  CHANGES IN BUSINESS

     In the first quarter of 1994, the Partnership recognized an $84 million restructuring charge. This provision was revised to zero because of the accounting change (Note 7).

5)  OTHER REVENUES -- NET

     The components of other revenues were as follows:

                                                              1996    1995    1994
                                                              ----    ----    ----
                                                                  (MILLIONS OF
                                                                    DOLLARS)
Interest income.............................................  $  4    $  2    $ 3
Loss on sale of assets......................................    (2)     (1)    --
Miscellaneous...............................................   (16)    (14)    (8)
                                                              ----    ----    ---
                                                              $(14)   $(13)   $(5)
                                                              ====    ====    ===

6)  PRODUCTION TAXES

     Production taxes consisted of the following:

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Severance...................................................   $29      $20      $26
Property taxes..............................................     9       10       15
                                                               ---      ---      ---
                                                               $38      $30      $41
                                                               ===      ===      ===

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

                           SUN ENERGY PARTNERS, L.P.

8)  PROPERTIES, PLANTS AND EQUIPMENT

     At December 31, the Partnership's properties, plants and equipment and accumulated depreciation, depletion and amortization were as follows:

                                                                1996         1995
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
Gross Investment
  Proved properties.........................................     $3,664       $3,615
  Unproved properties.......................................         60           37
  Other.....................................................         29           58
                                                                 ------       ------
                                                                  3,753        3,710
                                                                 ------       ------
Less Accumulated Depreciation, Depletion and Amortization
  Proved properties*........................................      2,656        2,701
  Other.....................................................         23           54
                                                                 ------       ------
                                                                  2,679        2,755
                                                                 ------       ------
Net Investment..............................................     $1,074       $  955
                                                                 ======       ======

------------------------------

* Includes $30 million and $29 million for dismantlement, restoration and abandonment at December 31, 1996 and 1995.

9)  ACCRUED LIABILITIES

     At December 31, the Partnership's accrued liabilities were comprised of the following:

                                                              1996      1995
                                                              ----      ----
                                                               (MILLIONS OF
                                                                 DOLLARS)
Drilling and operating costs................................  $44       $48
Taxes payable...............................................   13        11
Other.......................................................   13        20
                                                              ---       ---
                                                              $70       $79
                                                              ===       ===

10)  LONG-TERM DEBT

     At December 31, the Partnership's long-term debt consisted of the following:

                                                                1996        1995
                                                                ----        ----
                                                                  (MILLIONS OF
                                                                    DOLLARS)
9.75% note payable to affiliate, due 1997-2001, payable in
  quarterly installments....................................    $62         $73
Capitalized lease obligations due 1996-1999.................      2           2
                                                                ---         ---
                                                                 64          75
Less: Current portion of note payable to affiliate..........     11          11
      Current portion of capitalized lease obligations and
      other long-term debt..................................      1           2
                                                                ---         ---
                                                                $52         $62
                                                                ===         ===

                           SUN ENERGY PARTNERS, L.P.

10)  LONG-TERM DEBT (CONTINUED)
     Repayment obligations under the Partnership's long-term debt due affiliate are $11 million, $13 million, $14 million, $16 million and $8 million in 1997, 1998, 1999, 2000 and 2001.

11)  COMMITMENTS AND CONTINGENT LIABILITIES

     The Partnership has operating leases for office space and other property and equipment. Total rental expense for such leases for the years 1996, 1995 and 1994 was $15 million, $38 million and $33 million. Under contracts existing as of December 31, 1996, future minimum annual rentals applicable to noncancellable operating leases that have initial or remaining lease terms in excess of 1 year were as follows (in millions of dollars):

Year Ending December 31:
  1997......................................................  $ 5
  1998......................................................    3
  1999......................................................    3
  2000......................................................    1
  2001......................................................   --
  Later years...............................................   --
                                                              ---
     Total minimum payments required........................  $12
                                                              ===

     Several legal and administrative proceedings are pending against the Partnership. Although the ultimate outcome of these proceedings cannot be ascertained at this time, and it is reasonably possible that some of them could be resolved unfavorably to the Partnership, management believes that any liabilities which may arise would not be material.

12)  PARTNERS' CAPITAL

                                                     LIMITED PARTNERS                        GENERAL PARTNER
                                  -------------------------------------------------------   -----------------
                                                       ORYX ENERGY                             ORYX ENERGY
                                      PUBLIC             COMPANY              TOTAL              COMPANY              TOTAL
                                  ---------------   -----------------   -----------------   -----------------   -----------------
                                  UNITS   DOLLARS    UNITS    DOLLARS    UNITS    DOLLARS    UNITS    DOLLARS    UNITS    DOLLARS
                                  -----   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                             (DOLLARS IN MILLIONS, UNITS IN THOUSANDS)
December 31, 1993...............  7,543     $27     121,628    $441     129,171    $468     292,000   $1,057    421,171   $1,525
  Cash distributions............     --      (2)         --     (33)         --     (35)         --      (79)        --     (114)
  Net loss......................     --      (9)         --    (138)         --    (147)         --     (330)        --     (477)
                                  -----     ---     -------    ----     -------    ----     -------   ------    -------   ------
December 31, 1994...............  7,543      16     121,628     270     129,171     286     292,000      648    421,171      934
  Cash distributions............     --      (3)         --     (56)         --     (59)         --     (135)        --     (194)
  Net income....................     --       1          --      29          --      30          --       69         --       99
                                  -----     ---     -------    ----     -------    ----     -------   ------    -------   ------
December 31, 1995...............  7,543      14     121,628     243     129,171     257     292,000      582    421,171      839
  Cash distributions............     --      (1)         --     (20)         --     (21)         --      (46)        --      (67)
  Net income....................     --       5          --      72          --      77          --      171         --      248
                                  -----     ---     -------    ----     -------    ----     -------   ------    -------   ------
December 31, 1996...............  7,543     $18     121,628    $295     129,171    $313     292,000   $  707    421,171   $1,020
                                  =====     ===     =======    ====     =======    ====     =======   ======    =======   ======

13)  CASH DISTRIBUTIONS

     Distributable cash is defined as revenues (including interest income) less production costs; seismic, geological and geophysical costs (including related costs); payments of principal of and interest on debt; general and administrative expenses including reimbursements to the Company as managing general partner; capital expenditures (net of proceeds from divestments); and cash exploration costs. No deduction is made for depreciation, depletion and amortization.

                           SUN ENERGY PARTNERS, L.P.

13)  CASH DISTRIBUTIONS (CONTINUED)
     Sun Energy Partners' quarterly cash distributions per unit for the years 1996, 1995 and 1994 were as follows:

                                                              1996    1995    1994
                                                              ----    ----    ----
First Quarter...............................................  $.02    $.14    $.08
Second Quarter..............................................   .07     .14     .07
Third Quarter...............................................   .06     .16     .07
Fourth Quarter..............................................   .01     .02     .05
                                                              ----    ----    ----
     Total..................................................  $.16    $.46    $.27
                                                              ====    ====    ====

     Cash distributions included $.27 and $.06 per unit related to proceeds from asset sales in 1995 and 1994.

14)  DEFERRED CREDITS AND OTHER LIABILITIES

     At December 31, the Partnership's deferred credits and other liabilities were comprised of the following:

                                                              1996    1995
                                                              ----    ----
                                                              (MILLIONS OF
                                                                DOLLARS)
Accrued environmental cleanup costs.........................  $20     $20
Other.......................................................   22      12
                                                              ---     ---
                                                              $42     $32
                                                              ===     ===

     Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by the Environmental Protection Agency (EPA). The Partnership has been named as a Potentially Responsible Party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At 2 of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the EPA. At the fourth and largest site, the Operating Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRPs previously entered into 2 partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells, and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance. The Partnership is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Partnership's share is expected to be approximately $13 million. Cleanup costs are payable over the period that the work is completed.

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

                           SUN ENERGY PARTNERS, L.P.

14)  DEFERRED CREDITS AND OTHER LIABILITIES (CONTINUED)
     In October 1996, Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," was issued. It requires companies to recognize the costs of environmental remediation on an accrual basis. The Partnership currently recognizes the costs required by the SOP; therefore, adoption in 1997 will have no material impact.

                           SUN ENERGY PARTNERS, L.P.

                            SUPPLEMENTARY FINANCIAL
                     AND OPERATING INFORMATION (UNAUDITED)

OIL AND GAS DATA

     CAPITALIZED COSTS

                                                                 DECEMBER 31
                                                              ------------------
                                                               1996        1995
                                                              ------      ------
                                                                 (MILLIONS OF
                                                                   DOLLARS)
Proved properties...........................................  $3,664      $3,615
Unproved properties.........................................      60          37
                                                              ------      ------
Total capitalized costs.....................................   3,724       3,652
Less accumulated depreciation, depletion and amortization...   2,656       2,701
                                                              ------      ------
Net capitalized costs.......................................  $1,068      $  951
                                                              ======      ======

     COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                        1996        1995        1994
                                                       ------      ------      ------
                                                           (MILLIONS OF DOLLARS)
Property acquisition costs:
  Proved.............................................  $    6      $    6      $   --
  Unproved...........................................      24           6           4
Exploration costs....................................      45          39          38
Development costs....................................     242         165         142
                                                       ------      ------      ------
                                                       $  317      $  216      $  184
                                                       ======      ======      ======

     EXPLORATION COSTS

                                                        1996        1995        1994
                                                       ------      ------      ------
                                                           (MILLIONS OF DOLLARS)
Dry hole costs.......................................  $   18      $   12      $    9
Leasehold impairment.................................       1           9          18
Geological and geophysical...........................      22          20          21
Other................................................       1           1           2
                                                       ------      ------      ------
                                                       $   42      $   42      $   50
                                                       ======      ======      ======

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

     There has been no major discovery or other favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1996. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore and offshore within the United States.

                                                        CRUDE OIL AND    NATURAL GAS
                                                         CONDENSATE        LIQUIDS       NATURAL GAS
                                                        (MILLIONS OF     (MILLIONS OF    (BILLIONS OF
                                                          BARRELS)         BARRELS)      CUBIC FEET)*
                                                        -------------    ------------    ------------
PROVED RESERVES
BALANCE AT DECEMBER 31, 1993........................         236              21            1,417
Revisions of previous estimates.....................          (2)              3               23
Improved recovery...................................          --              --               --
Purchases of minerals in place......................          --              --                2
Sales of minerals in place..........................         (22)             --             (114)
Extensions and discoveries..........................           6              --              186
Production..........................................         (17)             (3)            (194)
                                                             ---              --            -----
BALANCE AT DECEMBER 31, 1994........................         201              21            1,320
Revisions of previous estimates.....................          (6)              3               60
Improved recovery...................................           5              --                1
Purchases of minerals in place......................           1              --                4
Sales of minerals in place..........................         (10)             (4)             (55)
Extensions and discoveries..........................          12              --              124
Production..........................................         (17)             (2)            (169)
                                                             ---              --            -----
BALANCE AT DECEMBER 31, 1995........................         186              18            1,285
Revisions of previous estimates.....................           9               2              (22)
Improved recovery...................................           1              --               --
Purchases of minerals in place......................           3              --                8
Sales of minerals in place..........................          (3)             --              (32)
Extensions and discoveries..........................           5               2              101
Production..........................................         (16)             (2)            (178)
                                                             ---              --            -----
BALANCE AT DECEMBER 31, 1996........................         185              20            1,162
                                                             ===              ==            =====
Proved Developed Reserves At:
  December 31, 1993.................................         154              16            1,000
  December 31, 1994.................................         128              16              898
  December 31, 1995.................................         115              13              872
  December 31, 1996.................................         117              14              808

------------------------------
* Natural gas volumes include liquefiable hydrocarbons approximating 5 percent of total gas reserves which are recoverable downstream. Such recoverable liquids also have been included in natural gas liquids reserve volumes.

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

     The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Summary of Significant Accounting Policies -- Income Taxes in Note 1 to the Consolidated Financial Statements.) The year-end realized prices were $23.65 and $17.90 per barrel of oil and $4.09 and $2.28 per mcf of gas for 1996 and 1995.

                                                               1996       1995
                                                              -------    -------
                                                                 (MILLIONS OF
                                                                   DOLLARS)
Future cash inflows.........................................  $ 9,385    $ 6,492
Future production and development costs.....................   (2,596)    (2,592)
                                                              -------    -------
Future net cash flows.......................................    6,789      3,900
Discount at 10 percent......................................   (2,606)    (1,559)
                                                              -------    -------
Standardized measure........................................  $ 4,183    $ 2,341
                                                              =======    =======

     SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                             (MILLIONS OF DOLLARS)
Balance, beginning of year...............................  $2,341    $1,689    $1,136
Increase (decrease) in discounted future net cash flows:
  Sales of oil and gas production net of related costs...    (523)     (375)     (382)
  Revisions to estimates of proved reserves:
     Prices net of production taxes......................   1,724       563       350
     Development costs...................................      (9)       (4)      304
     Production costs....................................     (31)       32       (96)
     Quantities..........................................      59        62        10
     Other...............................................    (213)     (228)      (69)
  Extensions, discoveries and improved recovery, less
     related costs.......................................     336       339       216
  Development costs incurred during the period...........     242       165       147
  Purchases of reserves in place.........................      38        12         2
  Sales of reserves in place.............................      (8)      (75)      (43)
  Accretion of discount..................................     227       161       114
                                                           ------    ------    ------
Balance, end of year.....................................  $4,183    $2,341    $1,689
                                                           ======    ======    ======

QUARTERLY FINANCIAL INFORMATION

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
                                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                    --------   -------   ------------   -----------
                                                    (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
Revenue:
  1996............................................    $158      $163         $169          $196
                                                      ====      ====         ====          ====
  1995............................................    $144      $153         $119          $136
                                                      ====      ====         ====          ====
Gross profit:*
  1996............................................    $ 68      $ 66         $ 69          $103
                                                      ====      ====         ====          ====
  1995............................................    $ 42      $ 52         $ 32          $ 45
                                                      ====      ====         ====          ====
Net income:
  1996............................................    $ 53      $ 54         $ 57          $ 84
                                                      ====      ====         ====          ====
  1995............................................    $ 23      $ 42         $  7          $ 27
                                                      ====      ====         ====          ====
Net income per unit:
  1996............................................    $.13      $.13         $.13          $.20
                                                      ====      ====         ====          ====
  1995............................................    $.05      $.10         $.02          $.07
                                                      ====      ====         ====          ====

------------------------------

* Gross profit equals oil and gas revenues plus gas plant margins less production cost, exploration cost and depreciation, depletion and amortization.

QUARTERLY OPERATING INFORMATION

                                                                 QUARTER ENDED
                                            --------------------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    YEAR
                                            --------   -------   ------------   -----------   ------
Crude oil and condensate:
  Net production (thousand barrels daily):
     1996.................................       45        43           42            42          43
     1995.................................       49        47           44            43          45
  Average price (per barrel):
     1996.................................   $18.13    $20.81       $20.59        $22.31      $20.43
     1995.................................   $16.26    $17.10       $16.20        $16.15      $16.44
Natural gas:
  Net production (million cubic feet
     daily):
     1996.................................      461       471          489           522         486
     1995.................................      504       480          439           437         464
  Average price (per thousand cubic feet):
     1996.................................   $ 2.03    $ 1.95       $ 2.05        $ 2.48      $ 2.14
     1995.................................   $ 1.69    $ 1.70       $ 1.61        $ 1.92      $ 1.73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no employees. The Company, as the managing general partner of the Partnership, has the responsibility for the Partnership's conduct of operations. Set forth below is information concerning the 11 current directors of the Company and the 8 current executive officers of the Company (3 of which are also directors). All elected executive officers of the Company are elected annually by the Board of Directors of the Company. The directors are divided into 3 classes with approximately one-third of the directors constituting the Board being elected each year to serve a three-year term. Class I directors (whose term expires in 1998) are Mr. Genever-Watling, Mr. Gill, Mr. Hollingsworth and Mr. Pistor. Class II directors (whose term expires in 1999) are Mr. Keiser, Mr. Seegers and Mr. White-Thomson. Class III directors (whose term expires in 2000) are Mr. Box, Mr. Bradford, Dr. Earle and Mr. Moneypenny.

               NAME, AGE AND                                BUSINESS EXPERIENCE DURING
         POSITION WITH THE COMPANY                               PAST FIVE YEARS
         -------------------------                          --------------------------
Jerry W. Box, 58...........................  Mr. Box has been in this position since December 1995.
  Executive Vice President, Chief Operating    From December 1994 through November 1995 he served as
  Officer and Director                         Executive Vice President, Exploration and Production.
                                               From January 1992 through November 1994, he was Senior
                                               Vice President, Exploration and Production of the
                                               Company.
William E. Bradford, 62....................  Mr. Bradford has been Chairman and Chief Executive
  Director                                     Officer of Dresser Industries Inc. since December
                                               1996. Mr. Bradford served as President and Chief
                                               Executive Officer from November 1995 to December 1996
                                               and a director of Dresser Industries, Inc. since March
                                               1992. He was President and Chief Operating Officer of
                                               Dresser Industries, Inc. from March 1992 to November
                                               1995. He was President and Chief Executive Officer of
                                               Dresser-Rand Company from February 1988 to March 1992
                                               and from March 1982 to March 1992, he was Senior Vice
                                               President of Operations of Dresser Industries, Inc.
Sherri T. Durst, 47........................  Ms. Durst assumed this position in December 1993. From
  General Auditor                              February 1990 to December 1993, she served as Manager,
                                               Financial Processes.
Sylvia A. Earle, 61........................  Dr. Earle has been President of Deep Ocean Exploration
  Director                                     and Research Inc., a consulting firm, since 1992. From
                                               1993 to 1995 Dr. Earle was Chairman of the Sea Change
                                               Trust and Caribbean Marine Research Center, a
                                               non-profit scientific research organization. From 1992
                                               to 1993 she was an Advisor to the Administrator and
                                               from 1990 to 1992 she was Chief Scientist of the
                                               National Oceanic and Atmospheric Administration.

               NAME, AGE AND                                BUSINESS EXPERIENCE DURING
         POSITION WITH THE COMPANY                               PAST FIVE YEARS
         -------------------------                          --------------------------
Steven J. Flowers, 36......................  Mr. Flowers assumed this position on November 8, 1996.
  Treasurer                                    He joined the Company in August 1995 as Assistant
                                               Treasurer. Prior to joining Oryx, Mr. Flowers held
                                               various financial and planning positions, including
                                               Assistant Treasurer, at Maxus Energy Corporation from
                                               1988 to 1995.
David C. Genever-Watling, 51...............  Mr. Genever-Watling served as President and Chief
  Director                                     Executive Officer of General Electric Industrial and
                                               Power Systems Business until his retirement in June
                                               1995. From September 1990 to July 1992 he was Senior
                                               Vice President of GE Industrial and Power Systems.
Robert B. Gill, 65.........................  Mr. Gill served as Vice Chairman of the Board of J.C.
  Director                                     Penney Company, Inc. from 1982 and Chief Operating
                                               Officer of J.C. Penney Stores and Catalog from March
                                               1, 1990 until his retirement on July 1, 1992. Prior to
                                               his retirement, he served as Chairman of the Board of
                                               the J.C. Penney National Bank and the J.C. Penney
                                               Insurance Company.
Frances G. Heartwell, 50...................  Ms. Heartwell assumed this position in December 1995.
  Vice President, Human Resources and          From February 1993 to December 1995, she served the
  Administration                               Company as Director, Human Resources. From December
                                               1991 to February 1993, she was Director of Employee
                                               and Community Relations.
David S. Hollingsworth, 68.................  Mr. Hollingsworth served as Chairman of the Board and
  Director                                     Chief Executive Officer of Hercules Incorporated from
                                               1987 until his retirement on December 31, 1990. From
                                               1986 to 1987, he was Vice Chairman of the same
                                               company. Previously, he was Vice President with
                                               various responsibilities, including corporate planning
                                               and marketing.
Robert L. Keiser, 54.......................  Mr. Keiser assumed this position in December 1994. From
  Chairman of the Board, Chief Executive       January 1992 through November 1994, he was President
  Officer, and President                       and Chief Operating Officer of the Company.
William C. Lemmer, 52......................  Mr. Lemmer assumed this position in February 1995. From
  Vice President, General Counsel and          June 1994 until February 1995, he served as Vice
  Secretary                                    President and General Counsel to the Company. For the
                                               five previous years, he was Chief Counsel to the
                                               Company.
Edward W. Moneypenny, 55...................  Mr. Moneypenny has been in this position since December
  Executive Vice President, Finance, Chief     1994. From January 1992 through November 1994, he was
  Financial Officer, and Director              Senior Vice President, Finance and Chief Financial
                                               Officer of the Company.
Charles H. Pistor, Jr., 66.................  Mr. Pistor was the Vice Chair of Southern Methodist
  Director                                     University from October 1991 to September 1995. He
                                               served as Chairman of the Board and Chief Executive
                                               Officer of NorthPark National Bank from 1988 to 1990.

               NAME, AGE AND                                BUSINESS EXPERIENCE DURING
         POSITION WITH THE COMPANY                               PAST FIVE YEARS
         -------------------------                          --------------------------
Paul R. Seegers, 67........................  Mr. Seegers is President of Seegers Enterprises. He was
  Director                                     Chairman of the Board of Centex Corporation from July
                                               1988 until his retirement in July 1991.
Robert L. Thompson, 50.....................  Mr. Thompson assumed this position in February 1995.
  Comptroller and Corporate Planning           From February 1993 through January 1995, he served the
  Director                                     Company as Director of Business Planning and
                                               Acquisitions. From January 1992 through January 1993,
                                               he was Director of Planning and Analysis.
Ian L. White-Thomson, 60...................  Mr. White-Thomson has been President and Chief Executive
  Director                                     Officer of U.S. Borax Inc. since 1988 and since April
                                               1, 1995, Chief Executive of the global RTZ Borax
                                               Group.

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

     The Partnership reimburses the Company for all direct costs and indirect costs associated with the Partnership's activities. For the year 1996, the Company received $61 million as reimbursement of costs allocable to the Partnership. Such amounts included salaries of employees and allocations of certain executive and administrative expenses. The aggregate amount reimbursed by the Partnership to the Company in 1996 for the salaries of the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer was approximately $2 million. (See Note 3 to the Consolidated Financial Statements.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information regarding beneficial ownership of the limited partnership units of Sun Energy Partners, L.P. as of December 31, 1996.

                       UNITS OF SUN ENERGY PARTNERS, L.P.

                                                                 NUMBER OF         PERCENT OF
                      BENEFICIAL OWNER                             UNITS             CLASS
                      ----------------                        ---------------   ----------------
Oryx Energy Company
  13155 Noel Road
  Dallas, TX 75240-5067.....................................    413,627,359           98.2*
All Directors and Executive Officers of Managing General
  Partner (Oryx Energy Company) as a Group (13).............             --             --

------------------------------

* Assumes that Oryx Energy Company's 292,000,000 general partnership units are converted into limited partnership units of Sun Energy Partners, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In its capacity as managing general partner of the Partnership, the Company controls the Partnership and its operations, and has served as a lender and borrower of funds for the Partnership. Following is a table which summarizes lending activities between the Partnership and the Company during the year ended December 31, 1996:

                                                BALANCE DUE                                  BALANCE DUE
                                                 TO (FROM)                                    TO (FROM)
                                                PARTNERSHIP                                  PARTNERSHIP
                                             DECEMBER 31, 1995   ADDITIONS   REPAYMENTS   DECEMBER 31, 1996
                                             -----------------   ---------   ----------   -----------------
                                                                 (MILLIONS OF DOLLARS)
Variable Rate Advances to (from) Oryx
  Energy Company...........................  $        (45)       $    (76)   $    109     $             (12)
                                                   ======        =========   ==========              ======
9.75% Note Payable to Oryx Energy
  Company..................................  $        (73)       $     --    $     11     $             (62)
                                                   ======        =========   ==========              ======

     During 1996, the largest balance owed to the Partnership by the Company for variable rate advances was nil. The largest balance owed to the Company by the Partnership during 1996 resulting from advances from Oryx Energy Company and amounts due under the 9.75% Note Payable was $55 million. Certain information required by this section is included in Notes to the Consolidated Financial Statements. See Notes 1, 3 and 10 included elsewhere in this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following Documents are filed as a part of this report:

          1.  Financial Statements:

     See Index to Financial Statements, Supplementary Financial and Operating Information on page 12.

        2.  Exhibits:

      3(a)   -- Second Amended and Restated Agreement of Limited
                  Partnership of Sun Energy Partners, L.P., dated
                  December 10, 1985 (incorporated by reference to Exhibit
                  3(a) of the Form SE filed March 20, 1986)
      3(b)   -- Certificate of Limited Partnership of Sun Energy
                  Partners, L.P., dated October 1, 1985 (incorporated by
                  reference to Exhibit 3(b) of the Partnership's Form
                  10-K for the one month ended December 31, 1985)
      4(a)   -- Deposit Agreement, made as of December 3, 1985 among Sun
                  Energy Partners, L.P., Manufacturers Hanover Trust
                  Company, Sun Company, Inc., Oryx Energy Company and All
                  Limited Partners in Sun Energy Partners, L.P.
                  (incorporated by reference to Exhibit 4(a) of the Form
                  SE filed March 20, 1986)
      4(b)   -- Instruments defining the rights of security holders,
                  including indentures: The Partnership will provide
                  copies of the instruments relating to long-term debt to
                  the SEC upon request
     18      -- Accountant's Preferability Letter, dated February 19,
                  1995 (incorporated by reference to Exhibit 16 of the
                  Partnership Annual Report on Form 10-K for the fiscal
                  year ended December 31, 1994, Commission File No.
                  1-9033, filed with the Commission on March 24, 1995)
     21      -- Affiliated Operating Partnerships/Subsidiary Corporations
                  of Sun Energy Partners. L.P. (incorporated by reference
                  to Exhibit 22 of the Form SE filed March 18, 1988)
     24(a)   -- Power of Attorney executed by certain officers and
                  directors of Oryx Energy Company, managing general
                  partner of Sun Energy Partners, L.P.
     24(b)   -- Certified copy of the resolution authorizing certain
                  officers to sign on behalf of Oryx Energy Company,
                  managing general partner of Sun Energy Partners, L.P.

     27      -- Financial Data Schedule
     99(a)   -- Agreement of Limited Partnership of Sun Operating Limited
                  Partnership dated November 18, 1985, as amended (incorporated by reference to Exhibit 28(a) of the Form SE filed March 20, 1986)
     99(b)   -- Certificate of Limited Partnership of Sun Operating
                  Limited Partnership dated November 19, 1985
                  (incorporated by reference to Exhibit 28(b) of the Partnership's Form 10-K for the one month ended December 31, 1985)
     99(c)   -- Sun Operating Limited Partnership 9.75% Promissory Note
                  (incorporated by reference to Exhibit 28(c) of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Amendment No. 1 on Form 8 dated July 17, 1992, Commission File No. 1-9033)
     99(d)   -- Letter Agreement Dated November 21, 1990, Between Oryx
                  Energy Company and Atlantic Richfield Company (incorporated by reference to Exhibit 28(a) of the Partnership's Current Report on Form 8-K dated January 31, 1991, Commission File No. 1-9033)
     99(e)   -- Amendment Dated November 28, 1990 to Letter Agreement
                  Dated November 21, 1990, Between Oryx Energy Company and Atlantic Richfield Company (incorporated by reference to Exhibit 28(b) of the Partnership's Current Report on Form 8-K dated January 31, 1991, Commission File No. 1-9033)

     (b) Reports on Form 8-K:

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

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

                                                 SUN ENERGY PARTNERS, L.P.

                                             By:       ORYX ENERGY COMPANY
                                                  (Managing General Partner)

                                            *By:                   /s/ EDWARD W.
                                                 MONEYPENNY
                                              ----------------------------------
                                                     Edward W. Moneypenny
                                              Executive Vice President, Finance,
                                                 Chief Financial Officer and
Date: March 21, 1997                                        Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities with Oryx Energy Company, Managing General Partner, and on the date indicated.

                      SIGNATURE                                      TITLE                         DATE
                      ---------                                      -----                         ----
                   JERRY W. BOX**                      Executive Vice President, Chief
-----------------------------------------------------    Operating Officer and Director
                    Jerry W. Box

                WILLIAM E. BRADFORD**                  Director
-----------------------------------------------------
                 William E. Bradford

                  SYLVIA A. EARLE**                    Director
-----------------------------------------------------
                   Sylvia A. Earle

              DAVID C GENEVER-WATLING**                Director
-----------------------------------------------------
               David C Genever-Watling

                  ROBERT B. GILL**                     Director
-----------------------------------------------------
                   Robert B. Gill

              DAVID S. HOLLINGSWORTH**                 Director
-----------------------------------------------------
               David S. Hollingsworth
                 ROBERT L. KEISER**                    Chairman of the Board, President,
-----------------------------------------------------    and Chief Executive Officer
                  Robert L. Keiser                       (principal executive officer)

              /s/ EDWARD W. MONEYPENNY                 Executive Vice President, Finance,
-----------------------------------------------------    Chief Financial Officer
                Edward W. Moneypenny                     (principal financial officer),
                                                         and Director

              CHARLES H. PISTOR, JR.**                 Director
-----------------------------------------------------
               Charles H. Pistor, Jr.

                  PAUL R. SEEGERS**                    Director
-----------------------------------------------------
                   Paul R. Seegers

               IAN L. WHITE-THOMSON**                  Director
-----------------------------------------------------
                Ian L. White-Thomson

           **By: /s/ EDWARD W. MONEYPENNY
   -----------------------------------------------
                Edward W. Moneypenny
                  Attorney-in-Fact

                                                                                              March 21, 1997

------------------------------

 * Attorney-in-Fact pursuant to Resolution of the Board of Directors of the Managing General Partner which is being filed as an Exhibit to this Form 10-K.

** Original powers of attorney authorizing Robert L. Keiser and Edward W.
   Moneypenny or any one of them, to sign this Form 10-K Annual Report on behalf of Sun Energy Partners, L.P., is being filed as an Exhibit to this Form 10-K.

                                 EXHIBIT INDEX


      3(a)   -- Second Amended and Restated Agreement of Limited
                  Partnership of Sun Energy Partners, L.P., dated December 10, 1985 (incorporated by reference to Exhibit 3(a) of the Form SE filed March 20, 1986)
      3(b)   -- Certificate of Limited Partnership of Sun Energy
                  Partners, L.P., dated October 1, 1985 (incorporated by reference to Exhibit 3(b) of the Partnership's Form 10-K for the one month ended December 31, 1985)
      4(a)   -- Deposit Agreement, made as of December 3, 1985 among Sun
                  Energy Partners, L.P., Manufacturers Hanover Trust Company, Sun Company, Inc., Oryx Energy Company and All Limited Partners in Sun Energy Partners, L.P. (incorporated by reference to Exhibit 4(a) of the Form SE filed March 20, 1986)
      4(b)   -- Instruments defining the rights of security holders,
                  including indentures: The Partnership will provide copies of the instruments relating to long-term debt to the SEC upon request
     18      -- Accountant's Preferability Letter, dated February 19,
                  1995 (incorporated by reference to Exhibit 16 of the Partnership Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-9033, filed with the Commission on March 24, 1995)
     21      -- Affiliated Operating Partnerships/Subsidiary Corporations
                  of Sun Energy Partners. L.P. (incorporated by reference to Exhibit 22 of the Form SE filed March 18, 1988)
     24(a)   -- Power of Attorney executed by certain officers and
                  directors of Oryx Energy Company, managing general partner of Sun Energy Partners, L.P.
     24(b)   -- Certified copy of the resolution authorizing certain
                  officers to sign on behalf of Oryx Energy Company, managing general partner of Sun Energy Partners, L.P.
     27      -- Financial Data Schedule
     99(a)   -- Agreement of Limited Partnership of Sun Operating Limited
                  Partnership dated November 18, 1985, as amended (incorporated by reference to Exhibit 28(a) of the Form SE filed March 20, 1986)
     99(b)   -- Certificate of Limited Partnership of Sun Operating
                  Limited Partnership dated November 19, 1985
                  (incorporated by reference to Exhibit 28(b) of the Partnership's Form 10-K for the one month ended December 31, 1985)
     99(c)   -- Sun Operating Limited Partnership 9.75% Promissory Note
                  (incorporated by reference to Exhibit 28(c) of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Amendment No. 1 on Form 8 dated July 17, 1992, Commission File No. 1-9033)
     99(d)   -- Letter Agreement Dated November 21, 1990, Between Oryx
                  Energy Company and Atlantic Richfield Company (incorporated by reference to Exhibit 28(a) of the Partnership's Current Report on Form 8-K dated January 31, 1991, Commission File No. 1-9033)
     99(e)   -- Amendment Dated November 28, 1990 to Letter Agreement
                  Dated November 21, 1990, Between Oryx Energy Company and Atlantic Richfield Company (incorporated by reference to Exhibit 28(b) of the Partnership's Current Report on Form 8-K dated January 31, 1991, Commission File No. 1-9033)