Form 10-Q
period 1997-03-31
SUN ENERGY PARTNERS LP
filed 1997-05-05
CIK 778201

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1997

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



      The number of depositary units outstanding as of April 30, 1997 was 7,543,100.

                    SUN ENERGY PARTNERS, L.P.


                              INDEX



                                                       Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of
           Income for the Three Months Ended March
           31, 1997 and 1996 ........................    3

           Condensed Consolidated Balance Sheets at
           March 31, 1997 and December 31, 1996 .....    4

           Condensed Consolidated Statements of
           Cash Flows for the Three Months Ended
           March 31, 1997 and 1996 .................     5

           Notes to Condensed Consolidated
           Financial Statements.....................     6

           Report of Independent Accountants .......     8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ..............................     9


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ........    11

SIGNATURE ...........................................   12

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          For the Three Months
(Millions of Dollars, Except                 Ended March 31
Per Unit Amounts)                          1997            1996
                                              (Unaudited)
Revenues
  Oil and gas                              $ 204         $ 159
  Other                                       (4)           (1)
                                           -----         -----
                                             200           158
                                           -----         -----
Costs and Expenses
  Operating costs                             34            34
  Production taxes                            11             9
  Exploration costs                           10             7
  Depreciation, depletion and
    amortization                              52            42
  General and administrative
    expense                                   10            11
  Interest and debt expense                    4             5
  Interest capitalized                        (4)           (3)
                                           -----         -----
                                             117           105
                                           -----         -----

Net Income                                  $ 83         $  53
                                           =====         =====
Net Income Per Unit                         $.20         $ .13
                                           =====         =====
Cash Distributions Paid Per Unit            $.15         $ .02
                                           =====         =====
Weighted Average Number of Units
  Outstanding (in thousands)             421,171       421,171
                                         =======       =======

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31      December 31
(Millions of Dollars)                   1997            1996
                                    (Unaudited)
Assets

Current Assets
  Cash and short-term investments       $   3           $    2
  Advances to affiliate                    16                -
  Accounts receivable and other
    current assets                         87              136
                                        -----           ------
Total Current Assets                      106              138

Properties, Plants and Equipment
  (Note 2)                              1,120            1,074
Investment in Affiliate                    88               87
                                       ------           ------
Total Assets                           $1,314           $1,299

Liabilities and Partners' Capital

Current Liabilities
  Accounts payable                      $  86           $   91
  Accrued liabilities                      81               70
  Advances from affiliate                   -               12
  Current portion of long-term debt
    due affiliate                          12               11
  Current portion of long-term debt         1                1
                                       ------           ------
Total Current Liabilities                 180              185

Long-Term Debt due Affiliate               47               51
Long-Term Debt                              1                1
Deferred Credits and Other
  Liabilities                              46               42

Partners' Capital (Note 3)
  Limited partnership interests           319              313
  General partnership interests           721              707
                                       ------           ------
Partners' Capital                       1,040            1,020
                                       ------           ------
Total Liabilities and Partners'
  Capital                              $1,314           $1,299
                                       ======           ======


The successful efforts method of accounting is followed.


                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Three Months
                                                Ended March 31
(Millions of Dollars)                         1997         1996
Cash and Cash Equivalents From Operating         (Unaudited)
  Activities
  Net income                                 $  83         $ 53
  Adjustments to reconcile net income
    to net cash from operating
    activities:
    Depreciation, depletion and
      amortization                              52           42
    Dry hole costs and leasehold
      impairment                                 2            3
    Gain on divestments                          -           (2)
    Other                                        4            1
                                             -----        -----
                                               141           97
    Changes in working capital:
      Accounts receivable and
        other current assets                    50           (1)
      Advances to affiliate                    (16)           -
      Accounts payable and accrued
        liabilities                              6            6
      Advances from affiliate                  (11)         (19)
                                             -----        -----
Net Cash Flow Provided From Operating
  Activities                                   170           83
                                             -----        -----
Cash and Cash Equivalents From Investing
  Activities
  Capital expenditures                         (99)         (67)
  Proceeds from divestments                      1            5
  Other                                         (5)          (7)
                                             -----        -----
Net Cash Flow Used For Investing
  Activities                                  (103)         (69)
                                             -----        -----
Cash and Cash Equivalents From Financing
  Activities
  Repayments of long-term debt                  (3)          (3)
  Cash distributions paid to unitholders       (63)          (8)
                                             -----        -----
Net Cash Flow Used For Financing
  Activities                                   (66)         (11)
                                             -----        -----
Changes In Cash and Cash Equivalents             1            3
Cash and Cash Equivalents at Beginning
  of Period                                      2            8
                                             -----        -----
Cash and Cash Equivalents at End
  of Period                                   $  3          $11
                                             =====        =====
                    (See Accompanying Notes)

                    SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year 1997.


2.   Properties, Plants and Equipment

                                    March 31     December 31
                                     1997            1996
                                     (Millions of Dollars)

   Gross investment .............   $3,810          $3,753
   Less accumulated depreciation,
     depletion and amortization .    2,690           2,679
                                    ------          ------
   Net investment                   $1,120          $1,074
                                    ======          ======

3. Partners' Capital

   At March 31, 1997, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of March 31, 1997, there was a total of 421.2 million units outstanding.

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of Oryx Energy Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                 /S/ COOPERS & LYBRAND L.L.P.
Dallas, Texas
May 2, 1997

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Partnership's cash and cash equivalents increased by $1 million over the three months ended March 31, 1997. Cash flows for the first quarter of 1997 included $170 million provided from operating activities, $103 million used for investing activities and $66 million used for financing activities. The $170 million net cash flow provided from operating activities was comprised of $141 million net cash flow provided from operating activities before changes in current assets and liabilities and $29 million of net cash flow provided from changes in current assets and liabilities. The $141 million net cash flow provided from operating activities before changes in current assets and liabilities was favorably impacted by increased crude oil prices and increased natural gas volumes and prices, offset in part by decreased crude oil production. The $29 million net cash flow provided from changes in current assets and liabilities consisted of a $50 million decrease in accounts receivable and other current assets, a $16 million increase in advances to affiliate, a $6 million increase in accounts payable and accrued liabilities and an $11 million decrease in advances from affiliate.

The $103 million net cash flow used for investing activities consisted primarily of $99 million used for capital expenditures. The $66 million net cash flow used for financing activities resulted from the scheduled payment of $3 million of long-term debt and $63 million of cash distributions paid to unitholders.

A cash distribution in the amount of $.15 per unit was paid in the first quarter of 1997. A cash distribution of $.08 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on June 10, 1997 to unitholders of record on May 16, 1997.

During February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for fiscal years beginning after December 15, 1997. The impact of this statement, when adopted, will not be material.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations (continued)


RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $83 million, or $.20 per unit, compared to net income of $53 million, or $.13 per unit, in the first quarter of 1996. Revenues for the 1997 first quarter were $200 million versus $158 million for the first quarter of 1996. In comparing the first quarter of 1997 to the first quarter of 1996, crude oil production decreased 4 thousand barrels per day, or 9 percent, and natural gas volumes rose 46 million cubic feet per day, a 10 percent increase. Oil prices increased by $3.06 per barrel and natural gas rose $.74 per mcf. Capital expenditures were $99 million, a 48 percent increase over the same period last year.

Average net production of crude oil and condensate was 41 thousand barrels daily during the first quarter of 1997 compared to an average net production of 45 thousand barrels daily for the first quarter of 1996. The average crude oil and condensate price in the first quarter of 1997 increased to $21.19 per barrel, as compared to $18.13 per barrel in the same period last year.

Average net production of natural gas for the first quarter of 1997 was 507 million cubic feet daily compared to average net production of 461 million cubic feet daily for the same period in 1996. The average natural gas price for the first quarter of 1997 was $2.77 per thousand cubic feet, as compared to $2.03 per thousand cubic feet in the same period last year.

                             PART II

                        OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           27    Financial Data Schedule


      (b)  Reports on Form 8-K:

                 The Partnership did not file any reports on Form
           8-K during the quarter ended March 31, 1997.



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


     SUN ENERGY PARTNERS, L.P.





BY:    ORYX ENERGY COMPANY
     (Managing General Partner)



BY:  /s/EDWARD W. MONEYPENNY
     Edward W. Moneypenny
     (Executive Vice President, Finance,
      and Chief Financial Officer)


DATE:     May 5, 1997