Form 10-Q
period 1997-06-30
SUN ENERGY PARTNERS LP
filed 1997-08-06
CIK 778201

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1997

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



      The number of depositary units outstanding as of July 31, 1997 was 7,543,100.

<Page 2>

                    SUN ENERGY PARTNERS, L.P.


                              INDEX



                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Three and Six Months Ended June 30,
           1997 and 1996 ..............................    3

           Condensed Consolidated Balance Sheets at
           June 30, 1997 and December 31, 1996 ........    4

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended June 30,
           1997 and 1996 .............................     5

           Notes to Condensed Consolidated Financial
           Statements ................................     6

           Report of Independent Accountants .........     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ................................     8


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ..........    10

SIGNATURE ............................................    11

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    For the Three Months  For the Six Months
(Millions of Dollars, Except            Ended June 30        Ended June 30
Per Unit Amounts)                      1997      1996       1997      1996
                                                   (Unaudited)
Revenues
  Oil and gas                         $ 168     $ 164      $ 372     $ 323
  Other                                   1        (1)        (3)       (2)
                                      -----     -----      -----     -----
                                        169       163        369       321
                                      =====     =====      =====     =====
Costs and Expenses
  Operating costs                        35        34         69        68
  Production taxes                        9         9         20        18
  Exploration costs                      16        12         26        19
  Depreciation, depletion
    and amortization                     50        43        102        85
  General and administrative
    expense                              11        11         21        22
  Interest and debt expense               3         4          7         9
  Interest capitalized                   (3)       (4)        (7)       (7)
                                      -----     -----      -----     -----
                                        121       109        238       214
                                      -----     -----      -----     -----
Net Income                             $ 48      $ 54       $131      $107
                                      =====     =====      =====     =====
Net Income Per Unit                    $.11      $.13       $.31      $.26
                                      =====     =====      =====     =====
Cash Distributions Paid Per Unit       $.08      $.07       $.23      $.09
                                      =====     =====      =====     =====
Weighted Average Number
   of Units Outstanding
   (in thousands)                   421,171   421,171    421,171   421,171
                                    =======   =======    =======   =======

                    (See Accompanying Notes)

<Page 4>

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30     December 31
(Millions of Dollars)                                 1997         1996
                                                   (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                         $    9        $   2
    Accounts receivable and other current assets       107          136
                                                    ------        -----
Total Current Assets                                   116          138

Properties, Plants and Equipment (Note 2)            1,158        1,074
Investment in Affiliate                                 87           87
                                                    ------        -----

Total Assets                                        $1,361       $1,299
                                                    ======       ======
Liabilities and Partners' Capital

Current Liabilities
  Accounts payable                                  $   87        $  91
  Accrued liabilities                                   81           70
  Advances from affiliate                               37           12
  Current portion of long-term debt due
    affiliate                                           12           11
  Current portion of long-term debt                      1            1
                                                    ------        -----
Total Current Liabilities                              218          185

Long-Term Debt due Affiliate                            44           51
Long-Term Debt                                           1            1
Deferred Credits and Other Liabilities                  44           42

Partners' Capital (Note 3)
  Limited partnership interests                        323          313
  General partnership interests                        731          707
                                                    ------        -----
Partners' Capital                                    1,054        1,020
                                                    ------        -----
Total  Liabilities and Partners' Capital           $ 1,361      $ 1,299
                                                    ======        =====

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

<Page 5>

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Six Months
                                                    Ended June 30
(Millions of Dollars)                              1997       1996
                                                     (Unaudited)
Cash From Operating Activities
  Net income                                       $131      $ 107
  Adjustments to reconcile net income to net
    cash from operating activities:
   Depreciation, depletion and amortization         102         85
   Dry hole costs and leasehold impairment           10         11
   Gain on divestments                               (1)         -
   Other                                              4          1
                                                  -----      -----
                                                    246        204

   Changes in working capital:
     Accounts receivable and other current assets    29          3
     Accounts payable and accrued liabilities         8          1
     Advances from affiliate                         25        (12)
                                                  -----      -----

Net Cash Flow Provided From Operating Activities    308        196
                                                  -----      -----
Investing Activities
  Capital expenditures                             (193)      (146)
  Proceeds from divestments                           1          6
  Other                                              (6)        (9)
                                                  -----      -----
Net Cash Flow Used For Investing Activities        (198)      (149)
                                                  -----      -----
Financing Activities
  Repayments of long-term debt                       (6)        (6)
  Cash distributions paid to unitholders            (97)       (38)
                                                  -----      -----

Net Cash Flow Used For Financing Activities        (103)       (44)
                                                  -----      -----
Changes In Cash and Cash Equivalents                  7          3
Cash and Cash Equivalents at Beginning of Period      2          8
                                                  -----      -----
Cash and Cash Equivalents at End of Period          $ 9       $ 11
                                                  =====      =====

                    (See Accompanying Notes)

<Page 6>

                    SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the six months ended June 30, 1997 are not necessarily indicative of the results for the full year 1997.


2.   Properties, Plants and Equipment

                                    June 30       December 31
                                      1997           1996
                                      (Millions of Dollars)
     Gross investment               $3,811         $3,753
     Less accumulated depreciation,
       depletion and amortization    2,653          2,679
                                    ------         ------
     Net investment                 $1,158         $1,074
                                    ======         ======


3.   Partners' Capital

     At June 30, 1997, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of June 30, 1997, there was a total of 421.2 million units outstanding.

<Page 7>

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of June 30, 1997 and the related condensed consolidated statements of income for the three and six months ended June 30, 1997 and 1996 and the related condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of Oryx Energy Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1996 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                         /s/ COOPERS & LYBRAND L.L.P.

Dallas, Texas
August 5, 1997

<Page 8>

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Partnership's cash and cash equivalents increased $7 million over the six months ended June 30, 1997. The $7 million increase was comprised of $308 million provided from operating activities, $198 million used for investing activities and $103 million used for financing activities. The $308 million net cash flow provided from operating activities was comprised of $246 million net cash flow provided from operating activities before changes in current assets and liabilities and $62 million net cash flow provided from changes in current assets and liabilities. The $246 million net cash flow provided from operating activities before changes in current assets and liabilities was favorably impacted by increases in natural gas volumes and prices offset in part, by a decrease in crude oil prices. The $62 million net cash flow provided from changes in current assets and liabilities consisted of a $29 million decrease in accounts receivable and other current assets, an $8 million increase in accounts payable and accrued liabilities and a $25 million increase in advances from affiliate.

The $198 million net cash flow used for investing activities consisted primarily of $193 million used for capital expenditures. The $103 million net cash flow used for financing activities resulted from the scheduled payment of $6 million of long-term debt and $97 million cash distributions paid to unitholders.

A cash distribution in the amount of $.08 per unit was paid on June 10, 1997. A cash distribution of $.02 per unit has been declared by Oryx Energy Company's Board of Directors and will be paid on September 10, 1997 to unitholders of record on August 15, 1997.

During  February  1997, the Financial Accounting Standards  Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," effective for fiscal years beginning after December 15, 1997. The impact of this statement when adopted, will not be material. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The impact of these statements when adopted, will not be material.

<Page 9>

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - SIX MONTHS

Net income for the first six months of 1997 was $131 million, or $.31 per unit, compared to net income of $107 million, or $.26 per unit, in the first six months of 1996. Revenues for the six months were $369 million in 1997 versus $321 million in 1996.

Average net production of crude oil was 43 thousand barrels daily during the first six months of 1997 compared to production of 44 thousand barrels daily for the first six months of 1996. The crude oil and condensate price in the first six months of 1997 increased to $19.61 per barrel, as compared to $19.44 per barrel in the same period last year.

Average net production of natural gas for the first six months of 1997 was 504 million cubic feet daily compared to production of 466 million cubic feet daily for the same period in 1996. The natural gas price for the first six months of 1997 was $2.41 per thousand cubic feet, as compared to $1.99 per thousand cubic feet in the same period last year.


RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $48 million, or $.11 per unit, for the second quarter of 1997, compared to net income of $54 million, or $.13 per unit, for the same quarter last year. Revenues for the 1997 quarter were $169 million versus $163 million for the 1996 quarter. Compared to the same quarter last year, crude oil production increased 2 thousand barrels per day, or 5 percent, and natural gas volumes rose 29 million cubic feet per day, a 6 percent increase. Capital expenditures were $94 million, a 19 percent increase over the same period last year.

Average net production of crude oil and condensate for the second quarter of 1997 was 45 thousand barrels daily compared to production for the second quarter of 1996 of 43 thousand barrels daily. The average crude oil and condensate price in the second quarter of 1997 decreased by $2.61 to $18.20 per barrel, as compared to $20.81 per barrel in the same period in 1996.

Average net production of natural gas for the second quarter of 1997 was 500 million cubic feet daily compared to production of 471 million cubic feet daily for the second quarter of 1996. The average natural gas price in the second quarter of 1997 increased by $.10 to $2.05 per thousand cubic feet, as compared to $1.95 per thousand cubic feet in the same period in 1996.

<Page 10>

                             PART II

                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Partnership did not file any reports on Form 8-
          K during the quarter ended June 30, 1997.


                       ******************


      We are pleased to furnish this report to unitholders who request it by writing to:

          Sun Energy Partners, L.P. Unitholder Relations
          c/o Oryx Energy Company
          Managing General Partner
          P.O. Box 60
          Dallas, Texas  75221-0060

<Page 11>

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


DATE:     August 5, 1997