Form 10-Q
period 1997-09-30
SUN ENERGY PARTNERS LP
filed 1997-11-10
CIK 778201

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1997

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

     The number of depositary units outstanding as of November 6, 1997 was 7,543,100.

                    SUN ENERGY PARTNERS, L.P.


                              INDEX



                                                          Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Three and Nine Months Ended September
          30, 1997 and 1996                                3

          Condensed Consolidated Balance Sheets at
          September 30, 1997 and December 31, 1996         4

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months Ended September
          30, 1997 and 1996                                5

          Notes to Condensed Consolidated Financial
          Statements                                       6

          Report of Independent Accountants                7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                10

SIGNATURE                                                 11

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                               For the Three Months  For the Nine Months
(Millions of Dollars,           Ended September 30   Ended September 30
Except Per Unit Amounts)          1997      1996       1997      1996
                                       (Unaudited)
Revenues
  Oil and gas                    $ 176     $ 171      $ 548     $ 494
  Other                             (7)       (2)       (10)       (4)
                                 -----     -----      -----     -----
                                   169       169        538       490
                                 -----     -----      -----     -----

Costs and Expenses
  Operating costs                   34        35        103       103
  Production taxes                   9        10         29        28
  Exploration costs                 11        13         37        32
  Depreciation,
   depletion and
   amortization                     53        45        155       130
  General and
   administrative
   expense                          11        11         32        33
  Interest and debt
   expense                           4         3         11        12
  Interest capitalized              (4)       (5)       (11)      (12)
                                 -----     -----      -----     -----
                                   118       112        356       326
                                 -----     -----      -----     -----

Net Income                        $ 51      $ 57       $182      $164
                                 =====     =====      =====     =====

Net Income Per Unit              $ .12     $ .13      $ .43     $ .39
                                 =====     =====      =====     =====

Cash Distributions Paid
  Per Unit                       $ .02     $ .06      $ .25     $ .15
                                 =====     =====      =====     =====

Weighted Average Number of Units
  Outstanding (in thousands)   421,171   421,171    421,171   421,171
                               =======   =======    =======   =======

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30  December 31
(Millions of Dollars)                        1997          1996
                                          (Unaudited)
Assets

Current Assets
  Cash and short-term investments          $    7        $   2
  Accounts receivable and other current
    assets                                    123          136
                                           ------        -----
Total Current Assets                          130          138

Properties, Plants and Equipment (Note 2)   1,237        1,074
Investment in Affiliate                        85           87
                                           ------        -----
Total Assets                               $1,452       $1,299
                                           ======       ======
Liabilities and Partners' Capital

Current Liabilities
  Accounts payable                          $ 110         $   91
  Accrued liabilities                          97             70
  Advances from affiliate                      40             12
  Current portion of long-term debt due
    affiliate                                  12             11
  Current portion of long-term debt             1              1
                                           ------         ------
Total Current Liabilities                     260            185

Long-Term Debt Due Affiliate                   44             51
Long-Term Debt                                  1              1
Deferred Credits and Other Liabilities         50             42

Partners' Capital (Note 3)
  Limited partnership interests               336            313
  General partnership interests               761            707
                                           ------         ------
Partners' Capital                           1,097          1,020
                                           ------         ------
Total Liabilities and Partners' Capital    $1,452         $1,299
                                           ======         ======

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Nine Months
                                                     Ended September 30
(Millions of Dollars)                                  1997       1996
                                                         (Unaudited)
Cash From Operating Activities
  Net income                                          $  182     $ 164
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation, depletion and amortization           155       130
      Dry hole costs and leasehold impairment             13        15
      Loss on sale of assets                               5         -
      Other                                                5         7
                                                      ------    ------
                                                         360       316
                                                      ------    ------
      Changes in working capital:
        Accounts receivable and other current assets      13       (16)
        Accounts payable and accrued liabilities          46        21
        Advances from affiliates                          29        (8)
                                                      ------    ------

Net Cash Flow Provided From Operating Activities         448       313
                                                      ------    ------
Investing Activities
  Capital expenditures                                  (330)     (242)
  Proceeds from divestments                                1         6
  Other                                                   (3)      (11)
                                                      ------    ------

Net Cash Flow Used For Investing Activities             (332)     (247)
                                                      ------    ------

Financing Activities
  Repayments of long-term debt                            (6)       (9)
  Cash distributions paid to unitholders                (105)      (63)
                                                      ------    ------

Net Cash Flow Used For Financing Activities             (111)      (72)
                                                      ------    ------
Changes In Cash and Cash Equivalents                       5        (6)
Cash and Cash Equivalents at Beginning of Period           2         8
                                                      ------    ------
Cash and Cash Equivalents at End of Period             $   7      $  2
                                                      ======    ======

                    (See Accompanying Notes)

                    SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the nine months ended September 30, 1997 are not necessarily indicative of the results for the full year 1997.


2.   Properties, Plants and Equipment

                                     September 30December 31
                                         1997        1996
                                       (Millions of Dollars)
     Gross investment ...............   $3,874      $3,753
     Less accumulated depreciation,
       depletion and amortization ...    2,637       2,679
                                        ------      ------
     Net investment                     $1,237      $1,074
                                        ======      ======

3.   Partners' Capital

     At September 30, 1997, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of September 30, 1997, there was a total of 421.2 million units outstanding.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P.
and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three and nine months ended
September 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of Oryx Energy Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                  /s/  COOPERS  &  LYBRAND L.L.P.

Dallas, Texas
November 6, 1997

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


FINANCIAL CONDITION

At September 30, 1997, cash and cash equivalents were $7 million compared to $2 million at December 31, 1996. The $5 million increase in cash and cash equivalents was comprised of $448 million provided from operating activities, $332 million used for investing activities and $111 million used for financing activities. The $448 million net cash flow provided from operating activities was comprised of $360 million net cash flow provided from operating activities before changes in current assets and liabilities and $88 million net cash flow provided from changes in current assets and liabilities. The $360 million net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by increased crude oil and natural gas production and natural gas prices, offset in part by a decrease in crude oil prices.
The $88 million net cash flow provided from changes in current assets and liabilities consisted of a $13 million decrease in accounts receivable and other current assets, a $46 million increase in accounts payable and accrued liabilities and a $29 million increase in advances from affiliates.

The $332 million net cash flow used for investing activities consisted primarily of $330 million used for capital expenditures. The $111 million net cash flow used for financing activities resulted from the scheduled payment of $6 million of long-term debt and $105 million of cash distributions paid to unitholders.

A third quarter cash distribution of $.02 per unit was paid on September 10, 1997. There will be no cash distribution in the fourth quarter of 1997. Although more cash was generated in the current quarter than in the same quarter last year, the significant increase in exploration and development expenditures more than offset the amount otherwise available. Distributions will fluctuate due to oil and gas prices, production volumes, operating costs and the timing and amount of capital expenditures and divestment proceeds.

During  February  1997, the Financial Accounting Standards  Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure," effective for fiscal years beginning after December 15, 1997. The impact of these statements when adopted, will not be material. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The impact of these statements when adopted, will not be material.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - NINE MONTHS

Net income for the first nine months of 1997 was $182 million, or $.43 per unit, compared to net income of $164 million, or $.39 per unit, in the first nine months of 1996. Revenues for the nine months were $538 million in 1997 versus $490 million in 1996.

Average net production of crude oil and condensate was 45 thousand barrels daily during the first nine months of 1997 compared to average net production of 43 thousand barrels daily for the first nine months of 1996. The crude oil and condensate price in the first nine months of 1997 decreased to $18.95 per barrel, as compared to $19.81 per barrel in the same period last year.

Average net production of natural gas for the first nine months of 1997 was 492 million cubic feet daily compared to average net production of 474 million cubic feet daily for the same period in 1996. The natural gas price for the first nine months of 1997 was $2.35 per thousand cubic feet, as compared to $2.01 per thousand cubic feet in the same period last year.


RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $51 million, or $.12 per unit, for the quarter ended September 30, 1997, compared to net income of $57 million, or $.13 per unit, for the same quarter last year. Revenues for the third quarter were $169 million in both years.

Average net production of crude oil and condensate for the third quarter of 1997 was 49 thousand barrels daily compared to average net production for the third quarter of 1996 of 42 thousand barrels daily. The average crude oil and condensate price in the third quarter of 1997 decreased to $17.81 per barrel, as compared to $20.59 per barrel in the same period in 1996.

Average net production of natural gas for the third quarter of 1997 was 470 million cubic feet daily compared to average net production of 489 million cubic feet daily for the third quarter of 1996. The average natural gas price in the third quarter of 1997 was $2.22 per thousand cubic feet, as compared to $2.05 per thousand cubic feet in the same period in 1996.

                             PART II

                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Partnership did not file any reports on Form 8-
          K during the quarter ended September 30, 1997.


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


DATE:     November 6, 1997