Form 10-K405
period 1997-12-31
SUN ENERGY PARTNERS LP
filed 1998-03-23
CIK 778201

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-9033
                         ------------------------------

                           SUN ENERGY PARTNERS, L.P.

             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      75-2070723
       (State or other jurisdiction of            (I.R.S. employer identification number)
        incorporation or organization)
               13155 NOEL ROAD                                   75240-5067
                DALLAS, TEXAS                                    (Zip code)
   (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---         ---

     The aggregate market value of the Depositary Units held by nonaffiliates of the Registrant as of March 16, 1998, was approximately $32 million.

     The number of Depositary Units outstanding as of February 28, 1998, was 421,170,459.
================================================================================

                    CERTAIN ABBREVIATIONS AND OTHER MATTERS

     As used herein, the following terms have specific meanings:

      m   thousand
     mm   million
    bbl   barrel
     mb   thousand barrels
    mmb   million barrels
     eb   equivalent barrel
    meb   thousand equivalent barrels
   mmeb   million equivalent barrels
    b/d   barrels per day
   bc/d   barrels of condensate per
          day
    mcf   thousand cubic feet
   mmcf   million cubic feet
    bcf   billion cubic feet
 mmcf/d   million cubic feet per day
mmcfe/d   million cubic feet
          equivalent per day
   ED&A   exploration, development
          and acquisition*
   FD&A   finding, development and
          acquisition per barrel
    WTI   West Texas Intermediate
          spot price
     HH   Henry Hub spot price

------------------------------

 * ED&A outlays represent capital expenditures and cash exploration costs, excluding capitalized interest.

     Natural gas equivalents are determined under the relative energy content method by using the ratio of 6 mcf of natural gas to 1 bbl of crude oil, condensate or natural gas liquids.

     With respect to information quoted as to working interest, "net" is determined by multiplying the whole numbers by Sun Energy Partners, L.P.'s working interest.

                           FORWARD-LOOKING STATEMENTS

In the following report, Sun Energy Partners, L.P. has included certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget", "budgeted", "anticipate", "expects", "believes", "seeks", "goals", "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that Sun Energy Partners, L.P.'s actual results could differ materially from those projected by such forward-looking statements. Although Sun Energy Partners, L.P. believes the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. Factors that could cause Sun Energy Partners, L.P.'s results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, exploration uses, environmental risks, uncertainties about estimates of reserves, competition, government regulation and political actions, and the ability of Sun Energy Partners, L.P. to implement its business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     Sun Energy Partners, L.P. (Sun Energy Partners) engages in the oil and gas exploration and production business in the United States. Sun Energy Partners is controlled by Oryx Energy Company and certain of its affiliates (together the Company), which is the managing general partner. As of December 31, 1997, the Company owned 98.2 percent of Sun Energy Partners. The remaining 1.8 percent interest is comprised of limited partnership interests held by public unitholders in the form of depositary units (Units). Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units that would reduce the Company's holdings below 85 percent of the outstanding units.

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

     The Partnership has no officers or employees. Officers and employees of the Company perform all management functions required for Sun Energy Partners. As of December 31, 1997, the number of full-time employees of the Company was 1,046.

     The Partnership's strategy is to target as future growth opportunities those areas where its advanced technological capabilities will have the greatest economic impact.

PROVED RESERVES

     As of December 31, 1997, the Partnership's proved reserves were an estimated 221 mmb of liquids and an estimated 1,193 bcf of natural gas, an aggregate of 420 mmeb of reserves. More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (Standardized Measure), are presented in the "Consolidated Financial Statements Supplementary Financial and Operating Information." The Partnership files oil and gas reserve estimates with various governmental regulatory authorities and agencies, the variability of which does not exceed 5 percent.

     The Partnership's production is exclusively in the United States and in 1997, the Partnership produced 50 mmeb. The Partnership seeks production replacement through a balanced approach that combines exploration, development and acquisition. In 1997, the Partnership replaced 145 percent of its production at an FD&A cost of $5.99 per eb.

OFFSHORE

     The Partnership has identified the Gulf of Mexico as the primary focus of its growth strategy.

     The Partnership has a significant presence in the Gulf of Mexico with an interest in 209 blocks, of which 192 blocks were held at December 31, 1997, in various stages of exploration, development and production. The Partnership has an interest in 38 producing platforms, 21 of which it operates. The Partnership also holds interests in various offshore pipelines and facilities. In 1996, the Partnership achieved a 12 percent reduction in its offshore operating costs per equivalent barrel and an additional 6 percent in 1997.

     Exploration

     Of the Gulf of Mexico blocks in which the Partnership owns an interest, 145 are undeveloped. In 1997, the Partnership spent $32 million to acquire interests in 80 blocks. The Partnership has 3-D seismic data on over 60 percent of the blocks and has identified 20 drillable prospects.

     In May 1997, the Partnership participated in an exploration discovery, Garden Banks 215 #4 (Sun Energy Partners 25 percent), the Conger prospect, in the flex trend. The well encountered approximately 300 feet of net pay thickness both above and below salt formations. The Garden Banks 215 #4 well was drilled to a total depth of 21,692 feet subsurface in about 1,500 feet of water depth. It is adjacent to the Garden Banks 260 Unit (Baldpate), which includes Blocks 215 South, 216, 259 and 260.

     In early 1998, the Partnership participated in a successful appraisal well, Garden Banks 215 #5, which encountered about 300 feet of net pay sands approximately one and a half miles from the discovery well. Development options include sub-sea tie-back to a host facility or a separate stand-alone facility. Considerable pipeline infrastructure is being installed in the Garden Banks area, which will facilitate product transportation onshore.

     In late 1997, the Partnership participated in a subsalt discovery at its Penn State Deep prospect. The discovery is located at Garden Banks 216 block (Sun Energy Partners 50 percent). The Penn State Deep discovery well (GB 216 #3) encountered hydrocarbons at about 20,500 feet subsurface in 1,450 feet of water depth. It lies below the GB 216 #2 discovery (Penn State Shallow) made in 1996, which encountered 214 net feet of pay in a shallower structure. The GB 216 #3 well found 123 net feet of subsalt pay. The Partnership is planning to develop the Penn State Shallow discovery as a sub-sea tie-back to the Baldpate facilities and is evaluating the deeper discovery as another potential tie-back. The Penn State wells are located approximately three miles to the northeast of the Baldpate facility.

     In late 1997, the Partnership participated in a discovery at High Island A-553 (Sun Energy Partners 33 percent) on the continental shelf. The A-7 well tested at a flow rate of 16 mmcf/d and 800 b/d. The HI A-553 A-7 well was drilled to a total depth of about 13,000 feet in 260 feet of water depth. The well encountered approximately 100 feet of net pay in 4 zones.

     As of December 31, 1997, the Partnership was drilling or participating in the drilling of 2 gross (1 net) exploratory wells.

     Production and Development

     The Partnership owns a 99 percent interest in the High Island A-576 block located 110 miles off the Texas coast in 290 feet of water. This development (Sherman) began production in December 1995. In 1996, the HI A-576 #2 well was tested at 24 mmcf/d and 2,300 bc/d.

     The Partnership owns a 99 percent interest in the four-block High Island 384 Unit which is located approximately 112 miles off the Texas coast in water depths averaging 360 feet. This development (Patton) was originally discovered in October 1993, began production in January 1995 and in September 1995 achieved the expected peak production of 20 meb/d.

     Late in 1995, the Partnership confirmed the presence of natural gas reserves in a previously untested area of the High Island 384 Unit. The High Island 385 #3 well encountered 158 feet of net gas pay. Two subsequent delineation wells found the same pay interval in nearby fault blocks. In the second phase of Patton, the Partnership installed the "D" platform in 360 feet of water and developed the new gas reservoir. First production occurred in the fourth quarter of 1996 with gross production of 35 mmcf/d. In addition, two wells were drilled and the "E" platform was installed to develop a previously discovered reservoir on High Island 379. These wells came on stream during the fourth quarter of 1996 at 24 mmcfe/d.

     In 1995, the Partnership approved a plan for the development of Viosca Knoll 826 (Sun Energy Partners 50 percent and operator) which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. The Neptune development utilizes a new type of floating production facility called a spar. The spar is a cylindrical-shaped vessel anchored vertically to the sea floor. First production occurred in March 1997 and in late 1997 expected peak production of 30 meb per day was achieved.

     In early 1995, the Partnership confirmed the presence of hydrocarbons in a previously untested fault block on the GB 260 discovery (Sun Energy Partners 50 percent) in the Gulf of Mexico. The GB 215 #2 well, which drilled a new fault block about two miles north of the original discovery well on GB 260, encountered approximately 170 feet of net pay. The GB 259 #2 well was then drilled as a side-track and encountered over 115 feet of new pay in the same reservoir sands.

     The Baldpate development is in federal waters offshore Louisiana in water depths of approximately 1,700 feet. In 1995, the Partnership entered into a plan of development to install a compliant tower platform and processing facility. The Partnership expects to begin production in August 1998.

     To facilitate the orderly execution of its deep water strategy, in early 1998, the Partnership secured drilling commitments for a substantial portion of its deep water drilling plans. The Partnership along with two partners, has entered into a five-year contract for a deep water semi-submersible drilling rig, capable of drilling in water depths of up to 6,000 feet. The term of the contract is five years, plus options to extend, with rig delivery currently scheduled for the second quarter of 1999. The Partnership has rights to one-third of the term. The Partnership is currently in discussions with a partner in 54 deep water blocks, which has entered into a five-year contract for 50-percent of the use of a drill ship. The newly-built vessel will have the capacity to drill in water depths of up to 7,500 feet and will become available in the fourth quarter of 1999.

     As of December 31, 1997, the Partnership was drilling or participating in the drilling of 5 gross (2 net) offshore development wells.

ONSHORE

     The onshore area continues to be a major contributor of production volumes and cash flow with relatively modest reinvestment needs. This is important for the funding of the Partnership's plans in other strategic areas. In 1995, the Partnership initiated significant cost-reduction measures at its operated fields. As a result, the Partnership achieved an overall 19 percent reduction in onshore U.S. operating costs per equivalent barrel in 1996 and an additional 4 percent reduction in 1997. The Partnership has interests in 60 major onshore fields in five states and operates about 75 percent of its production. In addition, the Partnership has increased its drilling activity to more rapidly exploit its onshore asset portfolio.

     The Partnership is applying 3-D technology to create opportunities in new fault blocks and deeper pool horizons which provide new volumes and reserves. The Partnership will continue to exploit its waterflood operations. The onshore will be managed for maximum cash flow generation.

     Exploration

     The Partnership drilled 2 exploration wells (Sun Energy Partners 99 percent and operator) at the Seabreeze field in southeast Texas that tested a total of 33 mmcf/d and 1,160 b/d. The wells were drilled into new fault blocks as a result of a continuing 3-D seismic program around the Partnership's larger onshore fields.

     At December 31, 1997, the Partnership was drilling or participating in the drilling of 2 gross (2 net) onshore exploratory wells.

     Production and Development

     In 1997, the Partnership has increased production at the Northwest Chitwood Unit, (Sun Energy Partners 69 percent and operator) located in south-central Oklahoma, through an ongoing reservoir waterflood program. Since the beginning of 1997, daily oil production has increased from about 1,700 barrels to 5,400. The Partnership expects continued reservoir response and is planning further development drilling this year.

     As of December 31, 1997, the Partnership was drilling or participating in the drilling of 13 gross (9 net) development wells onshore.

TABULAR INFORMATION

     The following table sets forth the Partnership's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1997 and 1996:

                                                                 GROSS           NET
                                                             -------------   ------------
                                                             1997    1996    1997    1996
                                                             -----   -----   -----   ----
Undeveloped Acreage
  Onshore..................................................    908     916     503   501
  Offshore.................................................    889     472     521   325
                                                             -----   -----   -----   ---
     Total.................................................  1,797   1,388   1,024   826
                                                             =====   =====   =====   ===
Developed Acreage
  Onshore..................................................    982     987     552   552
  Offshore.................................................    248     222     116   103
                                                             -----   -----   -----   ---
     Total.................................................  1,230   1,209     668   655
                                                             =====   =====   =====   ===

     The following table sets forth the Partnership's net exploratory and development oil and gas wells drilled in 1997, 1996 and 1995:

                                                      EXPLORATORY WELLS    DEVELOPMENT WELLS
                                                      ------------------   ------------------
                                                      1997   1996   1995   1997   1996   1995
                                                      ----   ----   ----   ----   ----   ----
Oil
  Onshore...........................................   --     --     --     29     43     41
  Offshore..........................................    1     --      1      4      9      7
                                                      ---    ---    ---    ---    ---    ---
                                                        1     --      1     33     52     48
                                                      ---    ---    ---    ---    ---    ---
Gas
  Onshore...........................................    3     --     --     39     50     39
  Offshore..........................................   --      1     --      4      8      4
                                                      ---    ---    ---    ---    ---    ---
                                                        3      1     --     43     58     43
                                                      ---    ---    ---    ---    ---    ---
Dry
  Onshore...........................................   --     --     --      4     10      9
  Offshore..........................................    3      2      2      2      2     --
                                                      ---    ---    ---    ---    ---    ---
                                                        3      2      2      6     12      9
                                                      ---    ---    ---    ---    ---    ---
     Total..........................................    7      3      3     82    122    100
                                                      ===    ===    ===    ===    ===    ===

     The following table sets forth the Partnership's gross and net producing oil and gas wells at December 31, 1997:

                                                             GROSS*           NET
                                                          -------------   -----------
                                                           OIL     GAS     OIL    GAS
                                                          -----   -----   -----   ---
Onshore.................................................  2,761     882   1,551   530
Offshore................................................     97     165      55    85
                                                          -----   -----   -----   ---
     Total..............................................  2,858   1,047   1,606   615
                                                          =====   =====   =====   ===

------------------------------

* Gross producing wells include 131 multiple completion wells (more than one formation producing into the same well bore).

     The following table sets forth the Partnership's average daily net production for 1997, 1996 and 1995:

                                                              1997   1996   1995
                                                              ----   ----   ----
Crude and Condensate (mb):
  Onshore...................................................   27     28     29
  Offshore..................................................   19     15     16
                                                              ---    ---    ---
                                                               46     43     45
Processed Natural Gas (mb):.................................    7      7      6
                                                              ---    ---    ---
                                                               53     50     51
                                                              ===    ===    ===
Natural Gas (mmcf):
  Onshore...................................................  286    299    286
  Offshore..................................................  199    187    178
                                                              ---    ---    ---
                                                              485    486    464
                                                              ===    ===    ===

     The following table sets forth the Partnership's average revenues and production costs per unit of oil and gas production for 1997, 1996 and 1995:

                                                              1997     1996     1995
                                                             ------   ------   ------
Revenues:
  Crude oil and condensate (per bbl).......................  $18.75   $20.43   $16.44
  Natural gas (per mcf)....................................  $ 2.40   $ 2.14   $ 1.73
  Average production cost per unit of oil and gas
     production (per eb):*
     Operating cost........................................  $ 2.99   $ 3.14   $ 3.63
     Production taxes......................................     .87      .87      .67
                                                             ------   ------   ------
       Total production costs..............................  $ 3.86   $ 4.01   $ 4.30
                                                             ======   ======   ======

---------------

* Excludes natural gas liquids production.

ASSET DISPOSALS

     Assets are managed on a portfolio basis. The Partnership will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

     During 1997, the Partnership obtained 63 and 37 percent of its crude production from primary and secondary recovery methods. This compares to 61 and 39 percent of its crude oil production in 1996. At December 31, 1997, the Partnership was participating in no major tertiary oil recovery programs.

     The terms "secondary recovery" and "tertiary recovery" relate to those methods used to increase the quantity of crude oil and condensate and natural gas that can be recovered in excess of the quantity recoverable using the primary energy found in a reservoir. Secondary recovery methods include pressure maintenance by waterflooding or natural gas injection.

MARKETING OF OIL AND GAS

     Distribution

     Crude oil, condensate and natural gas are distributed through pipelines and/or trucks or barges to traders, end users, gatherers and transportation companies. Sufficient distribution systems exist and are readily available in the areas of the Partnership's production to enable the Partnership to effectively market its oil and gas. In some instances, the Partnership owns an interest in these systems.

     Crude Oil and Condensate

     During 1997, sales to Sun Company, Inc., Amoco Production Company and Koch Oil Company totaled approximately 18, 16 and 13 percent of the Partnership's sales of crude oil and condensate. No other customer purchased more than 10 percent of the Partnership's sales of crude oil and condensate.

     Since most of the Partnership's crude oil and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Partnership believes that the loss of any major purchaser would not have a material adverse effect on the Partnership's business. In 1997, the 10 largest customers accounted for approximately 84 percent of such sales.

     Currently, approximately 57 percent of sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Partnership or the purchaser, with substantially all of the remainder of the production being sold pursuant to contracts of varying terms of up to seven years in length.

     Natural Gas

     The Partnership sold approximately 52 percent of its natural gas production in 1997 to Producers Energy Marketing Company, LLC (ProEnergy). ProEnergy purchases the majority of its members' gas at index prices. No other customer purchased more than 10 percent of the Partnership's natural gas. Approximately 32 percent of the Partnership's natural gas was purchased by various local distribution companies, end users and processors of natural gas under term contracts predating the formation of ProEnergy. Most of these agreements will come to term within four years.

     Hedging

     Because of the volatility of oil and gas prices, the Partnership periodically enters into crude oil and natural gas hedging activities.

REGULATION

     General

     The oil and gas industry is subject to regulation by national, state and local governments relating to such matters as the award of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls and control over the development and abandonment of a field (including restrictions on production and abandonment of production facilities). The industry is also subject to the payment of royalties and taxes, which tend to be high compared to those levied on other commercial activities. The Partnership cannot predict the impact of future regulatory, taxation and royalty initiatives.

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

     In 1997, the Company received the Conservation Award for Respecting the Environment (CARE) by the U.S. government's Minerals Management Service. The Company was commended for its demonstrated commitment to instill an environmental ethic throughout the Company; for its extraordinary commitment to pollution prevention; and for its leadership as an independent operator in seeking to improve industry practices. Cited as most impressive were the Company's willingness to go beyond minimum standards and common practice and to test new technology to protect air and water quality. Noteworthy accomplishments include the

Company's support and stewardship of the Flower Garden Banks National Marine Sanctuary, its cooperation with the Coast Guard in area-wide oil-spill contingency planning and its environmental action through growing participation in the Texas General Land Office Adopt-a-Beach program.

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

COMPETITION

     The oil and gas industry is highly competitive. Integrated companies, independent companies and individual producers and operators are active bidders for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Although these competitors may have financial resources substantially greater than those of the Partnership, management of the Company believes that the Partnership is in a position to compete effectively.

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

TECHNOLOGY

     The Partnership's exploration, development and production activities depend upon the use of applied technology. In support of this, the Partnership, through the Company, has 27 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Partnership's expenditures on technology activities, including its share of the Company's employee-related costs, were $9 million, $8 million and $8 million for the years 1997, 1996 and 1995.

CONFLICTS OF INTEREST

     Certain conflicts of interest may arise as a result of the relationships between the Company and the Partnership. The directors and officers of the Company have fiduciary duties to manage the Company in the best interest of its stockholders. The Company, as managing general partner of the Partnership, has a fiduciary duty to manage the Partnership in a manner that is fair to the public unitholders. The duty of the directors of the Company to its stockholders may therefore come into conflict with the duties of the Partnership to the public unitholders.

     The Audit Committee of the Board of Directors of the Company (Audit Committee), none of whose members is affiliated with the Company except as Company directors or stockholders or as holders of units, reviews policies and procedures regarding matters of potential conflict of interest. The Audit Committee also monitors the application of such policies and procedures.

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

     The Partnership was named as a defendant in such a case filed in state court in Starr County, Texas in April, 1995 and a co-defendant in cases filed in state courts in Lee County, Texas and in Louisiana and Alabama and in federal court in Texas. All of these lawsuits seek certification as class actions on behalf of royalty owners in specific geographic areas, except the Texas and Alabama cases, which seek certification of a nationwide class of royalty owners. These cases also allege that the co-defendants have conspired and acted in concert to establish the price of crude oil in violation of antitrust statutes. These suits are similar to those brought in Texas by the Texas General Land Office, and in New Mexico, Oklahoma and Florida by private royalty owners against major crude oil producers. Suits are also being brought by natural gas royalty interest owners regarding royalty valuation and deductions of post-production costs from royalty.

     In addition to these suits, the Minerals Management Service (MMS) of the United States Department of the Interior is challenging the prices on which royalties were assessed. The MMS has claimed that a number of crude oil producers including the Partnership underpaid royalties owed the federal government on California crude oil production from 1980 to 1988 and has sent Orders to Pay to a number of producers including the Partnership. The MMS is also auditing royalty valuation in other parts of the country. The Department of Justice is independently investigating whether oil and gas producers have violated the False Claims Act in connection with royalty payments on production from federal and Indian lands.

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

     The Partnership is involved in a number of other legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Partnership. Management of the Company believes that any liabilities which may arise out of legal claims or proceedings would not be material in relation to its financial position, results of operations or liquidity at December 31, 1997. The Company intends to maintain liability and other insurance for the Partnership of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
          UNITS AND RELATED SECURITY HOLDER MATTERS

     The depositary units of Sun Energy Partners, L.P. are traded on the New York Stock Exchange, Inc. The following table sets forth the high and low sales prices per unit, as reported on the New York Stock Exchange Composite Transactions quotations, for the periods indicated:

                                                                 1997                        1996
                                                        ----------------------      ----------------------
                                                          HIGH          LOW           HIGH          LOW
                                                          ----          ---           ----          ---
First Quarter.........................................     $5 5/8        $4 3/8        $4 1/8        $3 5/8
Second Quarter........................................     $5 3/8        $4 1/4        $4 3/4        $3 5/8
Third Quarter.........................................     $6 1/16       $5 1/8        $5            $4 1/8
Fourth Quarter........................................     $5 5/8        $4 1/4        $5 5/8        $4 1/2

     The Partnership had approximately 1,662 holders of record of depositary units as of February 28, 1998.

     For the years 1997 and 1996, the quarterly cash distributions per unit paid to unitholders were as follows:

                                                              1997    1996
                                                              ----    ----
First Quarter...............................................  $.15    $.02
Second Quarter..............................................   .08     .07
Third Quarter...............................................   .02     .06
Fourth Quarter..............................................    --     .01
                                                              ----    ----
     Total..................................................  $.25    $.16
                                                              ====    ====

     The fourth quarter cash distribution for 1997 of $.02 per unit was paid in March 1998. Any future quarterly cash distributions to unitholders are expected to be paid on or about the 10th day of March, June, September and December in each year. Distributions will fluctuate due to oil and gas prices, production volumes, operating costs and the timing and amount of capital expenditures and divestment proceeds. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cash Distribution Policy.")

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                     -------   -------   -------   -------   -------
                                                     (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
For the Period
  Revenues.........................................  $  728    $  686    $  552    $  613    $  676
  Income before cumulative effect of accounting
     change(1).....................................  $  239    $  248    $   99    $  100    $   44
  Net income (loss)(1).............................  $  239    $  248    $   99    $ (477)   $   44
  Net income per unit before cumulative effect of
     accounting change(1)..........................  $  .57    $  .59    $  .24    $  .24    $  .11
  Net income (loss) per unit(1)....................  $  .57    $  .59    $  .24    $(1.13)   $  .11
  Cash distributions paid to unitholders(2)........  $  105    $   67    $  194    $  114    $  340
  Cash distributions paid per unit(2)..............  $  .25    $  .16    $  .46    $  .27    $  .82
  Weighted average units outstanding (in
     thousands)....................................   421.2     421.2     421.2     421.2     414.7
  Capital expenditures.............................  $  410    $  314    $  206    $  166    $  199
At End of Period
  Total assets.....................................  $1,468    $1,299    $1,143    $1,181    $1,822
  Long-term debt(3)................................  $   38    $   52    $   62    $   74    $   86
  Partners' capital................................  $1,154    $1,020    $  839    $  934    $1,525

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

(3) Includes $38 million, $51 million, $62 million, $72 million and $82 million of long-term debt due to the Company.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Partnership's financial condition and results of operations which follow should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

RESULTS OF OPERATIONS

     Net income in 1997 was $239 million. Production volumes increased 2 percent in 1997 compared to 1996 primarily due to offshore development. The realized oil price in 1997 decreased 8 percent to $18.75 per barrel. The realized gas price in 1997 increased 12 percent to $2.40 per mcf. Exploration costs increased 45 percent primarily from increased offshore dry hole costs and increased geological and geophysical expense due to increased activity. Depreciation, depletion and amortization expense increased 19 percent primarily because of additional development and higher production volumes.

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

LIQUIDITY AND CAPITAL RESOURCES

     ED&A outlays were $427 million in 1997, $317 million in 1996 and $216 million in 1995. In 1997, 71 percent of the Partnership's total ED&A investment was for development and acquisition and 29 percent was for exploration. In 1998, total ED&A outlays are expected to be approximately $460 million of which 64 percent is targeted for development and 36 percent for exploration. In 1997, the Partnership replaced 145 percent of its production at an FD&A cost of $5.99 per eb.

     In 1997, cash flow from operating activities increased $143 million compared to 1996 primarily due to favorable increases in cash flow working capital components. Cash flow from investing activities used $421 million in 1997 compared to $323 million in 1996. Capital expenditures were $96 million higher in 1997 while proceeds from divestments were $7 million lower. Cash flow from financing activities used $117 million in 1997 compared to a use of $78 million in 1996. Cash distributions paid to unitholders were $38 million higher in 1997 than 1996.

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

     In December 1997, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material change. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The impact of these statements when adopted, will not have a material effect on the Partnership's financial position or results of operations.

     In December 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption did not impact results of operations.

     During the fourth quarter of 1995, the Partnership, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing Company, LLC (ProEnergy). In 1997, Pioneer Natural Resources Company (formerly Parker & Parsley Petroleum Company) terminated its relationship with ProEnergy. ProEnergy purchases substantially all of the Partnership's gas production at index prices.

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

RESERVE REPLACEMENT

     The ability to sustain cash flow is dependent, among other things, on the level of the Partnership's oil and gas reserves, oil and gas prices and cost containment. Replacement of proved reserves through extensions and discoveries, improved recovery, purchases and revisions to prior reserve estimates in 1997 was 185 percent of liquids production and 119 percent of gas production. Reserve replacement rates of liquids and gas were 122 and 49 percent in 1996 and 79 and 112 percent in 1995.

HEDGING ARRANGEMENTS

     The Partnership, from time to time, enters into commodity futures contracts to manage its crude oil and natural gas price risk and to maintain specified margins. The Partnership has entered into collar agreements to hedge approximately 10 percent of its 1998 crude production at an average floor price of $19.87 WTI per barrel and an average ceiling price of $21.15 WTI per barrel. Approximately 25 percent of its estimated 1998 gas production is under hedging agreements using collars at an average floor price of $2.21 HH per mmbtu and an average ceiling price of $2.42 HH per mmbtu.

     The Partnership utilizes sensitivity analysis to evaluate the effect that changes in the market value of crude oil and natural gas will have on the fair value of its derivative instruments. This analysis measures the impact on the commodity derivative instruments and thereby, does not consider the underlying exposure related to the commodity. At December 31, 1997, the Partnership estimates that a 10 percent change in its average crude price would result in a corresponding $3 million change in net income and a 10 percent per mmbtu change in its average natural gas sales price would result in a corresponding $5 million change in net income. (See Note 2 to the Consolidated Financial Statements.)

YEAR 2000 PROJECT

     The Partnership has determined that it will be required to modify significant portions of its software to utilize dates beyond December 31, 1999. The Partnership presently believes that with modifications to its existing software, the Year 2000 issue can be managed.

     The Partnership is communicating with its significant suppliers, large customers and partners to determine the extent to which the Partnership is vulnerable to those third parties' failure to remediate their Year 2000 issue. The Partnership's total Year 2000 Project cost includes the estimated costs and time associated with the impact of a third party's Year 2000 issue and are based on presently available information. However, there can be no guarantee that a failure to timely convert by another company would not have a material adverse effect on the Partnership.

     The Partnership will utilize both internal and external resources to reprogram and test the software for Year 2000 modification. The Partnership plans to complete the Year 2000 Project no later than December 31, 1999. The total cost of the Year 2000 Project is estimated at $3 million and is being funded through operating cash flows. To date the Partnership has incurred no significant costs related to the Year 2000 Project.

ENVIRONMENTAL

     The Partnership's oil and gas operations are subject to stringent environmental regulations. The Company is dedicated to the preservation of the environment and has committed significant resources to comply with such regulations. Although the Partnership has been named as a potentially responsible party at sites related to past operations, the Company believes the Partnership is in general compliance with applicable governmental regulations and that the potential costs to it, in the aggregate, are not material to its financial condition. However, risks of substantial costs and liabilities are inherent in the oil and gas business. Should other developments occur, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages resulting from the Partnership's operations, they could result in additional costs and liabilities in the future. (See Note 12 to the Consolidated Financial Statements.)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL
                           AND OPERATING INFORMATION

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    15
Financial Statements:
  Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995.......................    16
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    17
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996
     and 1995...............................................    18
  Notes to Consolidated Financial Statements................    19
Supplementary Financial and Operating
  Information -- (Unaudited):
  Oil and Gas Data..........................................    27
  Quarterly Financial Information...........................    29
  Quarterly Operating Information...........................    30

                           SUN ENERGY PARTNERS, L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

     We have audited the accompanying consolidated balance sheets of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Oryx Energy Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            /s/ COOPERS & LYBRAND, L.L.P.

Dallas, Texas
February 17, 1998

                           SUN ENERGY PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
Revenues
  Oil and gas...............................................  $  738   $  700   $  565
  Other -- net (Notes 3 and 4)..............................     (10)     (14)     (13)
                                                              ------   ------   ------
                                                                 728      686      552
                                                              ------   ------   ------
Costs and Expenses
  Operating costs...........................................     138      139      162
  Production taxes (Note 5).................................      39       38       30
  Exploration costs.........................................      61       42       42
  Depreciation, depletion and amortization..................     210      177      163
  General and administrative expense (Note 3)...............      41       41       53
  Interest and debt expense (Note 3)........................      15       17       13
  Interest capitalized......................................     (15)     (16)     (10)
                                                              ------   ------   ------
                                                                 489      438      453
                                                              ------   ------   ------
Net Income..................................................  $  239   $  248   $   99
                                                              ======   ======   ======
Net Income Per Unit.........................................  $  .57   $  .59   $  .24
                                                              ======   ======   ======
Cash Distributions Paid to Unitholders......................  $  105   $   67   $  194
                                                              ======   ======   ======
Cash Distributions Paid Per Unit............................  $  .25   $  .16   $  .46
                                                              ======   ======   ======
Weighted Average Units Outstanding (In Millions)............   421.2    421.2    421.2
                                                              ======   ======   ======

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                DECEMBER 31
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
Current Assets
  Cash and cash equivalents.................................  $    2   $    2
  Accounts receivable and other current assets..............     124      136
                                                              ------   ------
Total Current Assets........................................     126      138
Properties, Plants and Equipment (Note 6)...................   1,254    1,074
Investment in Affiliate (Note 1)............................      88       87
                                                              ------   ------
Total Assets................................................  $1,468   $1,299
                                                              ======   ======

                      LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Advances from affiliate (Note 3)..........................  $   49   $   12
  Accounts payable..........................................      80       91
  Accrued liabilities (Note 7)..............................      84       70
  Current portion of long-term debt due affiliate (Note
     8).....................................................      13       11
  Current portion of long-term debt (Note 8)................       1        1
                                                              ------   ------
Total Current Liabilities...................................     227      185
Long-Term Debt Due Affiliate (Note 8).......................      38       51
Long-Term Debt (Note 8).....................................      --        1
Deferred Credits and Other Liabilities (Note 12)............      49       42
Commitments and Contingent Liabilities (Note 9)
Partners' Capital (Notes 10 and 11)
  Limited partnership interests.............................     354      313
  General partnership interests.............................     800      707
                                                              ------   ------
Partners' Capital...........................................   1,154    1,020
                                                              ------   ------
Total Liabilities and Partners' Capital.....................  $1,468   $1,299
                                                              ======   ======

------------------------------

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Cash and Cash Equivalents From Operating Activities
Net Income..................................................  $ 239    $ 248    $  99
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    210      177      163
     Dry hole costs and leasehold impairment................     27       19       21
     Loss on sale of assets.................................      5        2        1
     Other..................................................      5       15        6
                                                              -----    -----    -----
                                                                486      461      290
  Changes in working capital:
     Accounts receivable and other current assets...........     12      (40)     (15)
     Accounts payable, accrued liabilities and advances from
      affiliates............................................     40      (26)      62
                                                              -----    -----    -----
Net Cash Flow Provided From Operating Activities............    538      395      337
                                                              -----    -----    -----
Cash and Cash Equivalents From Investing Activities
  Capital expenditures......................................   (410)    (314)    (206)
  Proceeds from divestments.................................      1        8       75
  Other.....................................................    (12)     (17)     (13)
                                                              -----    -----    -----
Net Cash Flow Used For Investing Activities.................   (421)    (323)    (144)
                                                              -----    -----    -----
Cash and Cash Equivalents From Financing Activities
  Proceeds from borrowings..................................     --        2       --
  Repayments of long-term debt..............................    (12)     (13)     (11)
  Cash distributions paid to unitholders....................   (105)     (67)    (194)
                                                              -----    -----    -----
Net Cash Flow Used For Financing Activities.................   (117)     (78)    (205)
                                                              -----    -----    -----
Changes in Cash and Cash Equivalents........................     --       (6)     (12)
Cash and Cash Equivalents at Beginning of Year..............      2        8       20
                                                              -----    -----    -----
Cash and Cash Equivalents at End of Year....................  $   2    $   2    $   8
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

     Sun Energy Partners is controlled by the Company, which is the managing general partner. As of December 31, 1997, the Company had a partnership interest of 98.2 percent in Sun Energy Partners. The remaining 1.8 percent limited partnership interest is held by public unitholders in the form of depositary units. Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units which would reduce the Company's holdings in Sun Energy Partners below 85 percent.

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

          Leasehold Impairment and Depreciation, Depletion and
     Amortization. Periodic valuation provisions for impairment of capitalized costs of unproved properties are expensed. The acquisition costs of proved properties are depleted by the unit-of-production method based on proved reserves by field. Capitalized exploratory drilling costs which result in the addition of proved reserves and development costs are amortized by the unit-of-production method based on proved developed reserves by field. In addition,

                           SUN ENERGY PARTNERS, L.P.

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) unamortized capital costs at a field level are reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value.

          Dismantlement, Restoration and Abandonment Costs. Such costs are estimated and accrued as a component of depreciation, depletion and amortization expense; actual costs are charged to the accrual.

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

     At December 31, 1997, 1996 and 1995, the Partnership's financial reporting bases of assets and liabilities exceeded the tax bases of its assets and liabilities (net temporary differences) by $758 million, $596 million and $537 million.

     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents includes cash, highly liquid investments with remaining maturities of less than 3 months (see "Cash Equivalents", above) and advances to affiliate.

     Interest paid totaled $15 million, $17 million and $13 million in 1997, 1996 and 1995.

     Sales of Oil and Gas

     Sales of oil and gas are recorded on the entitlement method. Differences between actual production and entitlements result in a receivable when underproduction occurs and a payable when overproduction occurs.

     During 1997 and 1996, sales of oil to the Partnership's top purchaser totaled approximately 18 percent and 8 percent, and sales of natural gas to the top purchaser totaled 52 percent and 51 percent. During 1995, no individual customer accounted for more than 10 percent of the Partnership's oil or natural gas revenue. The Partnership believes that the loss of any major purchaser would not have a material adverse effect on its business.

                           SUN ENERGY PARTNERS, L.P.

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Oil and Gas Price Hedging Activity

     The Partnership, from time to time, enters into arrangements to hedge the impact of price fluctuations on anticipated crude oil and natural gas sales. Gains or losses on hedging activities are recognized in oil and gas revenues in the period in which the hedged production is sold (Note 2).

     Environmental Costs

     The Partnership establishes reserves for environmental liabilities as incurred (Note 12).

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

     At December 31, 1997, the Partnership was a party to crude oil contracts to hedge about 9 percent of its estimated 1998 crude oil production at an average price of $20.17 per barrel. Approximately 20 percent of its estimated 1998 natural gas production was hedged at $2.19 per mmbtu. At December 31, 1996, the Partnership was a party to crude oil and natural gas contracts to hedge about 20 percent of its estimated 1997 crude oil production at $20.30 per barrel and 31 percent of its estimated 1997 natural gas production at $2.24 per mmbtu. These arrangements serve to reduce the volatility associated with prices of crude oil and natural gas. The aggregate carrying values of these assets at December 31, 1997 and 1996 were $2 million and $10 million, and the aggregate fair values, subject to daily fluctuation, based on quotes from brokers, were approximately $5 million and $2 million.

     The above mentioned derivative contracts expose the Partnership to credit risk. The Partnership has established controls to manage this risk and closely monitors the creditworthiness of its counterparties which are major financial institutions. In the normal course of business, collateral is not required for financial instruments with credit risk. The Partnership believes that losses from nonperformance are unlikely to occur.

     Other Financial Instruments

     At December 31, 1997 and 1996, the carrying values of the Partnership's long-term debt, including amounts due within one year, were $52 million and $64 million (Note 8). At December 31, 1997 and 1996, the aggregate fair values of the Partnership's long-term debt were approximately $55 million and $68 million, estimated primarily based on current rates offered to the Partnership for debt of the same remaining maturities.

                           SUN ENERGY PARTNERS, L.P.

3)  RELATED PARTY TRANSACTIONS

     Advances to/from Affiliate

     The Company has served as the Partnership's lender and borrower of funds and a clearing-house for the settlement of intercompany receivables and payables. Deposits earn interest at a rate equal to the rate paid by a major money market fund. Demand loans bear interest at a rate based on the prime rate.

     Long-Term Debt Due Affiliate

     The Partnership is indebted to the Company under a 9.75% note due 1998-2001 (Note 8).

     Sales of Natural Gas

     During the fourth quarter of 1995, the Partnership, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing, LLC (ProEnergy) to jointly market natural gas. In 1997, Pioneer Natural Resources Company (formerly Parker and Parsley Petroleum Company) terminated its relationship with ProEnergy. As of December 31, 1997 the Partnership had an ownership interest of 40 percent in ProEnergy; however, ownership varies based on the Partnership's share of natural gas throughput for the preceding quarter. The Partnership accounts for its investment in ProEnergy using the equity method, and as of December 31, 1997 had an investment in ProEnergy of $4 million. The Partnership sells substantially all of its natural gas production to ProEnergy at index prices. Full operations commenced in April 1996 and natural gas sales to ProEnergy totaled $219 million and $193 million for the year ended December 31, 1997 and the nine months ended December 31, 1996. At December 31, 1997 and 1996, the Partnership had an outstanding receivable balance of $22 million and $48 million from ProEnergy.

     Direct and Indirect Cost

     The Company is reimbursed by the Partnership for all direct costs incurred in performing management functions and indirect costs (including payroll and payroll related costs and the cost of postemployment benefits and management incentive plans) allocable to the Partnership. The full cost of direct and indirect costs incurred on behalf of the Partnership by the Company is allocated to the Partnership based on services rendered and extent of use. Such costs, which are charged principally to production cost, exploration cost and general and administrative expense, totaled $61 million, $61 million and $68 million for the years 1997, 1996 and 1995. The Company does not receive any carried interests, promotions, back-ins or other similar compensation as the general partner of the Partnership.

     Interest Income

     Interest income received from the Company, which is reflected in "Other -- net" in the Consolidated Statements of Income, was earned on advances to the Company and totaled $4 million, $4 million and $2 million during the years 1997, 1996 and 1995.

     Interest Cost

     Interest cost paid to the Company, which is included in "Interest and debt expense" in the Consolidated Statements of Income, was primarily incurred on long-term debt and advances due the Company and totaled $14 million, $16 million and $12 million during the years 1997, 1996 and 1995 (Note 8).

                           SUN ENERGY PARTNERS, L.P.

4)  OTHER -- NET

     Other -- net consisted of the following:

                                                              1997    1996    1995
                                                              -----   -----   -----
                                                              (MILLIONS OF DOLLARS)
Interest income.............................................  $  4    $  4    $  2
Loss on sale of assets......................................    (5)     (2)     (1)
Miscellaneous...............................................    (9)    (16)    (14)
                                                              ----    ----    ----
                                                              $(10)   $(14)   $(13)
                                                              ====    ====    ====

5)  PRODUCTION TAXES

     Production taxes consisted of the following:

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Severance...................................................   $28      $29      $20
Property taxes..............................................    11        9       10
                                                               ---      ---      ---
                                                               $39      $38      $30
                                                               ===      ===      ===

6)  PROPERTIES, PLANTS AND EQUIPMENT

     At December 31, the Partnership's properties, plants and equipment and accumulated depreciation, depletion and amortization were as follows:

                                                                1997         1996
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
Gross Investment
  Proved properties.........................................   $3,840       $3,664
  Unproved properties.......................................       75           60
  Other.....................................................        8           29
                                                               ------       ------
                                                                3,923        3,753
                                                               ------       ------
Less Accumulated Depreciation, Depletion and Amortization
  Proved properties*........................................    2,666        2,656
  Other.....................................................        3           23
                                                               ------       ------
                                                                2,669        2,679
                                                               ------       ------
Net Investment..............................................   $1,254       $1,074
                                                               ======       ======

------------------------------

* Includes $28 million and $30 million for dismantlement, restoration and abandonment at December 31, 1997 and 1996.

                           SUN ENERGY PARTNERS, L.P.

7)  ACCRUED LIABILITIES

     At December 31, the Partnership's accrued liabilities were comprised of the following:

                                                              1997    1996
                                                              ----    ----
                                                              (MILLIONS OF
                                                                DOLLARS)
Drilling and operating costs................................  $62     $44
Taxes payable...............................................   13      13
Other.......................................................    9      13
                                                              ---     ---
                                                              $84     $70
                                                              ===     ===

8)  LONG-TERM DEBT

     At December 31, the Partnership's long-term debt consisted of the following:

                                                              1997    1996
                                                              ----    ----
                                                              (MILLIONS OF
                                                                DOLLARS)
9.75% note payable to affiliate, due 1998-2001, payable in
  quarterly installments....................................  $51     $62
Capitalized lease obligations due 1998-1999.................    1       2
                                                              ---     ---
                                                               52      64
Less: Current portion of note payable to affiliate..........   13      11
     Current portion of capitalized lease obligations.......    1       1
                                                              ---     ---
                                                              $38     $52
                                                              ===     ===

     Repayment obligations under the Partnership's long-term debt due affiliate are $13 million, $14 million, $16 million and $8 million in 1998, 1999, 2000 and 2001.

9)  COMMITMENTS AND CONTINGENT LIABILITIES

     The Partnership has operating leases for office space and other property and equipment. Total rental expense for such leases for the years 1997, 1996 and 1995 was $12 million, $15 million and $38 million. Under contracts existing as of December 31, 1997, future minimum annual rentals applicable to noncancellable operating leases that have initial or remaining lease terms in excess of 1 year were as follows (in millions of dollars):

Year Ending December 31:
  1998......................................................   $ 3
  1999......................................................     3
  2000......................................................     1
  2001......................................................    --
  2002......................................................    --
  Later years...............................................    --
                                                               ---
     Total minimum payments required........................   $ 7
                                                               ===

     Several legal and administrative proceedings are pending against the Partnership. Although the ultimate outcome of these proceedings cannot be ascertained at this time, and it is reasonably possible that some of them could be resolved unfavorably to the Partnership, management of the Company believes that any liabilities which may arise would not be material to the Partnership's financial position, results of operations or liquidity.

                           SUN ENERGY PARTNERS, L.P.

10)  PARTNERS' CAPITAL

                                                     LIMITED PARTNERS                     GENERAL PARTNER
                                   ----------------------------------------------------   ----------------
                                                      ORYX ENERGY                           ORYX ENERGY
                                       PUBLIC           COMPANY             TOTAL             COMPANY             TOTAL
                                   --------------   ----------------   ----------------   ----------------   ----------------
                                   UNITS  DOLLARS    UNITS   DOLLARS    UNITS   DOLLARS    UNITS   DOLLARS    UNITS   DOLLARS
                                   -----  -------   -------  -------   -------  -------   -------  -------   -------  -------
                                                           (DOLLARS IN MILLIONS, UNITS IN THOUSANDS)
December 31, 1994................  7,543    $16     121,628   $270     129,171   $286     292,000   $648     421,171  $  934
  Cash distributions.............     --     (3)         --    (56)         --    (59)         --   (135)         --    (194)
  Net income.....................     --      1          --     29          --     30          --     69          --      99
                                   -----    ---     -------   ----     -------   ----     -------   ----     -------  ------
December 31, 1995................  7,543     14     121,628    243     129,171    257     292,000    582     421,171     839
  Cash distributions.............     --     (1)         --    (20)         --    (21)         --    (46)         --     (67)
  Net income.....................     --      5          --     72          --     77          --    171          --     248
                                   -----    ---     -------   ----     -------   ----     -------   ----     -------  ------
December 31, 1996................  7,543     18     121,628    295     129,171    313     292,000    707     421,171   1,020
                                   -----    ---     -------   ----     -------   ----     -------   ----     -------  ------
  Cash distributions.............     --     (2)         --    (30)         --    (32)         --    (73)         --    (105)
  Net income.....................     --      4          --     69          --     73          --    166          --     239
                                   -----    ---     -------   ----     -------   ----     -------   ----     -------  ------
December 31, 1997................  7,543    $20     121,628   $334     129,171   $354     292,000   $800     421,171  $1,154
                                   =====    ===     =======   ====     =======   ====     =======   ====     =======  ======

11)  CASH DISTRIBUTIONS

     Distributable cash is defined as revenues (including interest income) less operating costs; seismic, geological and geophysical costs (including related costs); payments of principal of and interest on debt; general and administrative expenses including reimbursements to the Company as managing general partner; capital expenditures (net of proceeds from divestments); and cash exploration costs. No deduction is made for depreciation, depletion and amortization.

     Sun Energy Partners' quarterly cash distributions per unit for the years 1997, 1996 and 1995 were as follows:

                                                              1997    1996    1995
                                                              ----    ----    ----
First Quarter...............................................  $.15    $.02    $.14
Second Quarter..............................................   .08     .07     .14
Third Quarter...............................................   .02     .06     .16
Fourth Quarter..............................................    --     .01     .02
                                                              ----    ----    ----
     Total..................................................  $.25    $.16    $.46
                                                              ====    ====    ====

     Cash distributions included $.27 per unit related to proceeds from asset sales in 1995.

12)  DEFERRED CREDITS AND OTHER LIABILITIES

     At December 31, the Partnership's deferred credits and other liabilities were comprised of the following:

                                                              1997   1996
                                                              ----   ----
                                                               (MILLIONS
                                                              OF DOLLARS)
Accrued environmental cleanup costs.........................  $15    $20
Other.......................................................   34     22
                                                              ---    ---
                                                              $49    $42
                                                              ===    ===

     Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by

                           SUN ENERGY PARTNERS, L.P.

12) DEFERRED CREDITS AND OTHER LIABILITIES (CONTINUED) the Environmental Protection Agency (EPA). The Partnership has been named as a Potentially Responsible Party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended. At two of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the EPA. At the fourth and largest site, the Operating Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRPs previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance. The Partnership is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Partnership's share is expected to be approximately $11 million. Cleanup costs are payable over the period that the work is completed.

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

     In October 1996, Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," was issued. It required companies to recognize the costs of environmental remediation on an accrual basis. The Partnership was and continues to recognize the costs required by the SOP, therefore, adoption in 1997 had no material impact on its financial position or results of operations.

                           SUN ENERGY PARTNERS, L.P.

                            SUPPLEMENTARY FINANCIAL
                     AND OPERATING INFORMATION (UNAUDITED)

OIL AND GAS DATA

     CAPITALIZED COSTS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
Proved properties...........................................   $3,840       $3,664
Unproved properties.........................................       75           60
                                                               ------       ------
Total capitalized costs.....................................    3,915        3,724
Less accumulated depreciation, depletion and amortization...    2,666        2,656
                                                               ------       ------
Net capitalized costs.......................................   $1,249       $1,068
                                                               ======       ======

     COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Property acquisition costs:
  Proved....................................................  $  9     $  6     $  6
  Unproved..................................................    32       24        6
Exploration costs...........................................    90       45       39
Development costs*..........................................   296      242      165
                                                              ----     ----     ----
                                                              $427     $317     $216
                                                              ====     ====     ====

---------------

     * Excludes capitalized interest of $15 million, $16 million and $10 million for 1997, 1996 and 1995.

     EXPLORATION COSTS

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Dry hole costs..............................................   $23      $18      $12
Leasehold impairment........................................     4        1        9
Geological and geophysical..................................    31       22       20
Other.......................................................     3        1        1
                                                               ---      ---      ---
                                                               $61      $42      $42
                                                               ===      ===      ===

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

     There has been no favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1997. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore and offshore within the United States.

                                                        CRUDE OIL AND    NATURAL GAS
                                                         CONDENSATE        LIQUIDS       NATURAL GAS
                                                        (MILLIONS OF     (MILLIONS OF    (BILLIONS OF
                                                          BARRELS)         BARRELS)      CUBIC FEET)*
                                                        -------------    ------------    ------------
PROVED RESERVES
BALANCE AT DECEMBER 31, 1994..........................       201              21            1,320
Revisions of previous estimates.......................        (6)              3               60
Improved recovery.....................................         5              --                1
Purchases of minerals in place........................         1              --                4
Sales of minerals in place............................       (10)             (4)             (55)
Extensions and discoveries............................        12              --              124
Production............................................       (17)             (2)            (169)
                                                            ----             ---            -----
BALANCE AT DECEMBER 31, 1995..........................       186              18            1,285
Revisions of previous estimates.......................         9               2              (22)
Improved recovery.....................................         1              --               --
Purchases of minerals in place........................         3              --                8
Sales of minerals in place............................        (3)             --              (32)
Extensions and discoveries............................         5               2              101
Production............................................       (16)             (2)            (178)
                                                            ----             ---            -----
BALANCE AT DECEMBER 31, 1996..........................       185              20            1,162
Revisions of previous estimates.......................         4               2               (9)
Improved recovery.....................................         3               1               11
Purchases of minerals in place........................         4               1               19
Sales of minerals in place............................        --              --               (3)
Extensions and discoveries............................        20               1              190
Production............................................       (17)             (3)            (177)
                                                            ----             ---            -----
BALANCE AT DECEMBER 31, 1997..........................       199              22            1,193
                                                            ====             ===            =====
Proved Developed Reserves At:
  December 31, 1994...................................       128              16              898
  December 31, 1995...................................       115              13              872
  December 31, 1996...................................       117              14              808
  December 31, 1997...................................       121              16              749

------------------------------

* Natural gas reserve volumes include liquefiable hydrocarbons approximating 5 percent of total gas reserves which are recoverable downstream. Such recoverable liquids also have been included in natural gas liquids reserve volumes.

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

Consolidated Financial Statements.) The year-end realized prices were $17.16 and $23.65 per barrel of oil and $2.29 and $4.09 per mcf of gas for 1997 and 1996.

                                                                 1997         1996
                                                              ----------    --------
                                                              (MILLIONS OF DOLLARS)
Future cash inflows.........................................   $ 6,533      $ 9,385
Future production and development costs.....................    (2,507)      (2,596)
                                                               -------      -------
Future net cash flows.......................................     4,026        6,789
Discount at 10 percent......................................    (1,550)      (2,606)
                                                               -------      -------
Standardized measure........................................   $ 2,476      $ 4,183
                                                               =======      =======

     SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE

                                                           1997       1996      1995
                                                          -------    ------    ------
                                                             (MILLIONS OF DOLLARS)
Balance, beginning of year..............................  $ 4,183    $2,341    $1,689
Increase (decrease) in discounted future net cash flows:
  Sales of oil and gas production, net of related
     costs..............................................     (561)     (523)     (375)
  Revisions to estimates of proved reserves:
     Prices net of production taxes.....................   (2,023)    1,724       563
     Development costs..................................     (167)       (9)       (4)
     Production costs...................................       (1)      (31)       32
     Quantities.........................................       25        59        62
     Other..............................................      (52)     (213)     (228)
  Extensions, discoveries and improved recovery, less
     related costs......................................      353       336       339
  Development costs incurred during the period..........      296       242       165
  Purchases of reserves in place........................       26        38        12
  Sales of reserves in place............................       (1)       (8)      (75)
  Accretion of discount.................................      398       227       161
                                                          -------    ------    ------
Balance, end of year....................................  $ 2,476    $4,183    $2,341
                                                          =======    ======    ======

QUARTERLY FINANCIAL INFORMATION

                                                                      QUARTER ENDED
                                                     -----------------------------------------------
                                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                     --------   -------   ------------   -----------
                                                     (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
Revenue:
  1997.............................................    $200      $169         $169          $190
                                                       ====      ====         ====          ====
  1996.............................................    $158      $163         $169          $196
                                                       ====      ====         ====          ====
Gross profit:*
  1997.............................................    $ 98      $ 58         $ 69          $ 67
                                                       ====      ====         ====          ====
  1996.............................................    $ 68      $ 66         $ 69          $103
                                                       ====      ====         ====          ====
Net income:
  1997.............................................    $ 83      $ 48         $ 51          $ 57
                                                       ====      ====         ====          ====
  1996.............................................    $ 53      $ 54         $ 57          $ 84
                                                       ====      ====         ====          ====
Net income per unit:
  1997.............................................    $.20      $.11         $.12          $.14
                                                       ====      ====         ====          ====
  1996.............................................    $.13      $.13         $.13          $.20
                                                       ====      ====         ====          ====

------------------------------

* Gross profit equals oil and gas revenues plus gas plant margins less production cost, exploration cost and depreciation, depletion and amortization.

QUARTERLY OPERATING INFORMATION

                                                             QUARTER ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    YEAR
                                            --------   -------   ------------   -----------   ------
Crude oil and condensate:
  Net production (thousand barrels daily):
     1997.................................       41        45           49            49          46
     1996.................................       45        43           42            42          43
  Average price (per barrel):
     1997.................................   $21.19    $18.20       $17.81        $18.21      $18.75
     1996.................................   $18.13    $20.81       $20.59        $22.31      $20.43
Natural gas:
  Net production (million cubic feet
     daily):
     1997.................................      507       500          470           462         485
     1996.................................      461       471          489           522         486
  Average price (per thousand cubic feet):
     1997.................................   $ 2.77    $ 2.05       $ 2.22        $ 2.55      $ 2.40
     1996.................................   $ 2.03    $ 1.95       $ 2.05        $ 2.48      $ 2.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no employees. The Company, as the managing general partner of the Partnership, has the responsibility for the Partnership's conduct of operations. Set forth below is information concerning the 11 current directors of the Company and the 12 current executive officers of the Company (3 of which are also directors). All elected executive officers of the Company are elected annually by the Board of Directors of the Company. The directors are divided into 3 classes with approximately one-third of the directors constituting the Board being elected each year to serve a three-year term. Class I directors (whose term expires in 1998) are Mr. Genever-Watling, Mr. Gill, Mr. Hollingsworth and Mr. Pistor. Class II directors (whose term expires in 1999) are Mr. Keiser, Mr. Seegers and Mr. White-Thomson. Class III directors (whose term expires in 2000) are Mr. Box, Mr. Bradford, Dr. Earle and Mr. Moneypenny.

                NAME, AGE AND                               BUSINESS EXPERIENCE DURING
          POSITION WITH THE COMPANY                               PAST FIVE YEARS
          -------------------------                         --------------------------
Marion E. Anglin, 60.........................  Mr. Anglin assumed this position on September 4,
  Vice President, Worldwide Exploration          1997. From October 1995 to September 1997 he was
                                                 General Manager, Offshore USA. From January 1994 to
                                                 October 1995 Mr. Anglin was Director for Algeria,
                                                 Australia, Ecuador, Kazakhstan and Mexico.
                                                 Previously, he served the Company as General
                                                 Manager, Oryx Indonesia Energy Company.
Jerry W. Box, 59.............................  Mr. Box assumed this position on February 5, 1998.
  President, Chief Operating Officer and         From December 1995 to February 1998 he was
  Director                                       Executive Vice President and Chief Operating
                                                 Officer. From December 1994 through November 1995
                                                 he served as Executive Vice President, Exploration
                                                 and Production. Previously, he served as Senior
                                                 Vice President, Exploration and Production of the
                                                 Company.
William E. Bradford, 63......................  Mr. Bradford has been Chairman and Chief Executive
  Director                                       Officer of Dresser Industries Inc. since December
                                                 1996. Mr. Bradford served as President and Chief
                                                 Executive Officer from November 1995 to December
                                                 1996 and a director of Dresser Industries, Inc.
                                                 since March 1992. He was President and Chief
                                                 Operating Officer of Dresser Industries, Inc. from
                                                 1992 to 1995. He was President and Chief Executive
                                                 Officer of Dresser-Rand Company from 1988 to 1992
                                                 and from 1982 to 1992, he was Senior Vice President
                                                 of Operations of Dresser Industries, Inc.

                NAME, AGE AND                               BUSINESS EXPERIENCE DURING
          POSITION WITH THE COMPANY                               PAST FIVE YEARS
          -------------------------                         --------------------------
Warren A. Bryan, 51..........................  Mr. Bryan assumed this position on September 4, 1997.
  Vice President, US Onshore Operations          From February 1993 to September 1997 he served the
                                                 Company as General Manager, Onshore USA.
                                                 Previously, he was Manager of Operations, Gulf
                                                 Coast Region.
Sherri T. Durst, 48..........................  Ms. Durst has been in this position since December
  General Auditor                                1993. From February 1990 to December 1993, she
                                                 served as Manager, Financial Processes.
Sylvia A. Earle, 62..........................  Dr. Earle has been Chair of Deep Ocean Exploration
  Director                                       and Research Inc. since 1992 and Explorer-in-
                                                 Residence for the National Geographic Society since
                                                 1998. From 1993 to 1995 Dr. Earle was Chairman of
                                                 the Sea Change Trust and Caribbean Marine Research
                                                 Center, a non-profit scientific research
                                                 organization. From 1992 to 1993 she was an Advisor
                                                 to the Administrator and from 1990 to 1992 she was
                                                 Chief Scientist of the National Oceanic and
                                                 Atmospheric Administration.
Steven J. Flowers, 37........................  Mr. Flowers assumed this position on September 4,
  Vice President and Treasurer                   1997. From November 1996 to September 1997 he
                                                 served as Treasurer of the Company. He joined the
                                                 Company in August 1995 and served as Assistant
                                                 Treasurer until November 1996. Previously, he held
                                                 various financial and planning positions, including
                                                 Assistant Treasurer, at Maxus Energy Corporation
                                                 from 1988 to 1995.
David C. Genever-Watling, 52.................  Mr. Genever-Watling has been Managing Director of SMG
  Director                                       Management L.L.C. since 1997. From 1992 until his
                                                 retirement in 1995 he served as President and Chief
                                                 Executive Officer and from 1990 to 1992 he was
                                                 Senior Vice President of General Electric
                                                 Industrial and Power Systems Business.
Robert B. Gill, 66...........................  Mr. Gill served as Vice Chairman of the Board of J.C.
  Director                                       Penney Company, Inc. from 1982 and Chief Operating
                                                 Officer of J.C. Penney Stores and Catalog from 1990
                                                 until his retirement in 1992. Prior to his
                                                 retirement, he served as Chairman of the Board of
                                                 the J.C. Penney National Bank and the J.C. Penney
                                                 Insurance Company.
David A. Hager, 41...........................  Mr. Hager assumed this position on September 4, 1997.
  Vice President, US Offshore Operations         From December 1995 to September 1997 he was
                                                 Director, Operations Planning, Drilling and
                                                 Facilities Engineering. Previously, he served the
                                                 Company as Project Director, New Areas Exploration
                                                 and Production.

                NAME, AGE AND                               BUSINESS EXPERIENCE DURING
          POSITION WITH THE COMPANY                               PAST FIVE YEARS
          -------------------------                         --------------------------
Frances G. Heartwell, 51.....................  Ms. Heartwell assumed this position in December 1995.
  Vice President, Human Resources and            From February 1993 to December 1995, she served the
  Administration                                 Company as Director, Human Resources. Previously,
                                                 she was Director of Employee and Community
                                                 Relations.
David S. Hollingsworth, 69...................  Mr. Hollingsworth served as Chairman of the Board and
  Director                                       Chief Executive Officer of Hercules Incorporated
                                                 from 1987 until his retirement on December 31,
                                                 1990. From 1986 to 1987, he was Vice Chairman of
                                                 the same company. Previously, he was Vice President
                                                 with various responsibilities, including corporate
                                                 planning and marketing.
Patricia L. Horsfall, 44.....................  Ms. Horsfall assumed this position on September 4,
  Vice President, UK Operations and Managing     1997. From May, 1993 to September 1997 she was
  Director, Oryx UK Limited                      General Manager, UK and Managing Director of Oryx
                                                 UK Energy Company. From January 1993 through April
                                                 1993 she was on a special project for the Company.
                                                 From August 1992 to January 1993, Ms. Horsfall
                                                 served the Company as District Manager, Gulf of
                                                 Mexico West.
Robert L. Keiser, 55.........................  Mr. Keiser assumed this position on February 5, 1998.
  Chairman of the Board and Chief Executive      From November 1994 to February 1998, he was
  Officer                                        Chairman of the Board, Chief Executive Officer and
                                                 President. From January 1992 through November 1994,
                                                 he was President and Chief Operating Officer of the
                                                 Company.
William C. Lemmer, 53........................  Mr. Lemmer has been in this position since February
  Vice President, General Counsel and            1995. From June 1994 until February 1995, he served
  Secretary                                      as Vice President and General Counsel to the
                                                 Company. For the five previous years, he was Chief
                                                 Counsel, Corporate of the Company.
Edward W. Moneypenny, 56.....................  Mr. Moneypenny has been in this position since
  Executive Vice President, Finance, Chief       December 1994. From January 1992 through November
  Financial Officer, and Director                1994, he was Senior Vice President, Finance and
                                                 Chief Financial Officer of the Company.
Charles H. Pistor, Jr., 67...................  Mr. Pistor was the Vice Chair of Southern Methodist
  Director                                       University from 1991 to 1995. He served as Chairman
                                                 of the Board and Chief Executive Officer of
                                                 NorthPark National Bank from 1988 to 1990.
Paul R. Seegers, 68..........................  Mr. Seegers is President of Seegers Enterprises. He
  Director                                       was Chairman of the Board of Centex Corporation
                                                 from 1988 until his retirement in 1991.

                NAME, AGE AND                               BUSINESS EXPERIENCE DURING
          POSITION WITH THE COMPANY                               PAST FIVE YEARS
          -------------------------                         --------------------------
Robert L. Thompson, 51.......................  Mr. Thompson assumed this position on September 4,
  Vice President, Planning and Controller        1997. From February 1995 to September 1997 he was
                                                 Controller and Corporate Planning Director. From
                                                 February 1993 through January 1995, he served the
                                                 Company as Director of Business Planning and
                                                 Acquisitions. Previously, he was Director of
                                                 Planning and Analysis of the Company.
Ian L. White-Thomson, 61.....................  Mr. White-Thomson has been Chairman since 1996 and
  Director                                       President and Chief Executive Officer of U.S. Borax
                                                 Inc. since 1988. Since 1995, he has been Chief
                                                 Executive Officer of Rio Tinto Borax Limited.

ITEM 11. EXECUTIVE COMPENSATION

     The directors, officers and employees of the Company (the managing general partner) receive no direct compensation from the Partnership for their services to the Partnership. Such persons receive compensation from the Company, a substantial portion of which is generally reimbursed to the Company by the Partnership as costs allocable to it. (See Note 3 to the Consolidated Financial Statements.)

     The Partnership reimburses the Company for all direct costs and indirect costs associated with the Partnership's activities. For the year 1997, the Company received $61 million as reimbursement of costs allocable to the Partnership. Such amounts included salaries of employees and allocations of certain executive and administrative expenses. The aggregate amount reimbursed by the Partnership to the Company in 1997 for the salaries of the Chief Executive Officer of the Partnership and each of the four most highly compensated executive officers of the Partnership other than the Chief Executive Officer was approximately $1 million.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information regarding beneficial ownership of the limited partnership units of Sun Energy Partners, L.P. as of December 31, 1997.

                       UNITS OF SUN ENERGY PARTNERS, L.P.

                                                               NUMBER OF    PERCENT OF
                      BENEFICIAL OWNER                           UNITS        CLASS
                      ----------------                        -----------   ----------
Oryx Energy Company
  13155 Noel Road
  Dallas, TX 75240-5067.....................................  413,627,359     98.2*
All Directors and Executive Officers of Managing General
  Partner (Oryx Energy Company) as a Group (20).............           --        --

------------------------------

* Assumes that Oryx Energy Company's 292,000,000 general partnership units are converted into limited partnership units of Sun Energy Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In its capacity as managing general partner of the Partnership, the Company controls the Partnership and its operations and has served as a lender and borrower of funds for the Partnership. Following is a table which summarizes lending activities between the Partnership and the Company during the year ended December 31, 1997:

                                            BALANCE DUE TO                                 BALANCE DUE
                                                (FROM)                                      TO (FROM)
                                              PARTNERSHIP                                  PARTNERSHIP
                                           DECEMBER 31, 1996   ADDITIONS   REPAYMENTS   DECEMBER 31, 1997
                                           -----------------   ---------   ----------   -----------------
                                                               (MILLIONS OF DOLLARS)
Variable Rate Advances to (from) Oryx
  Energy Company.........................        $(12)          $(119)        $82             $(49)
                                                 =====          ======        ===             =====
9.75% Note Payable to Oryx Energy
  Company................................        $(62)          $   --        $11             $(51)
                                                 =====          ======        ===             =====

     During 1997, the largest balance owed to the Partnership by the Company for variable rate advances was $62 million. The largest balance owed to the Company by the Partnership during 1997 resulting from advances from Oryx Energy Company and amounts due under the 9.75% Note Payable was $104 million. Certain information required by this section is included in Notes to the Consolidated Financial Statements. See Notes 1, 3 and 8 included elsewhere in this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following Documents are filed as a part of this report:

          1. Financial Statements:

     See Index to Financial Statements, Supplementary Financial and Operating Information on page 14.

          2. Exhibits:

    3(a)     -- Second Amended and Restated Agreement of Limited
                  Partnership of Sun Energy Partners, L.P., dated
                  December 10, 1985 (incorporated by reference to Exhibit
                  3(a) of the Form SE filed March 20, 1986)
    3(b)     -- Certificate of Limited Partnership of Sun Energy
                  Partners, L.P., dated October 1, 1985 (incorporated by
                  reference to Exhibit 3(b) of the Partnership's Form
                  10-K for the one month ended December 31, 1985)
    4(a)     -- Deposit Agreement, made as of December 3, 1985 among Sun
                  Energy Partners, L.P., Manufacturers Hanover Trust
                  Company, Sun Company, Inc., Oryx Energy Company and All
                  Limited Partners in Sun Energy Partners, L.P.
                  (incorporated by reference to Exhibit 4(a) of the Form
                  SE filed March 20, 1986)
    4(b)     -- Instruments defining the rights of security holders,
                  including indentures: The Partnership will provide
                  copies of the instruments relating to long-term debt to
                  the SEC upon request
   21        -- Affiliated Operating Partnerships/Subsidiary Corporations
                  of Sun Energy Partners. L.P.(incorporated by reference
                  to Exhibit 22 of the Form SE filed March 18, 1988)
   24(a)     -- Power of Attorney executed by certain officers and
                  directors of Oryx Energy Company, managing general
                  partner of Sun Energy Partners, L.P.
   24(b)     -- Certified copy of the resolution authorizing certain
                  officers to sign on behalf of Oryx Energy Company,
                  managing general partner of Sun Energy Partners, L.P.
   27        -- Financial Data Schedule
   99(a)     -- Agreement of Limited Partnership of Sun Operating Limited
                  Partnership dated November 18, 1985, as amended
                  (incorporated by reference to Exhibit 28(a) of the Form
                  SE filed March 20, 1986)
   99(b)     -- Certificate of Limited Partnership of Sun Operating
                  Limited Partnership dated November 19, 1985
                  (incorporated by reference to Exhibit 28(b) of the
                  Partnership's Form 10-K for the one month ended
                  December 31, 1985)
   99(c)     -- Sun Operating Limited Partnership 9.75% Promissory Note
                  (incorporated by reference to Exhibit 28(c) of the
                  Partnership's Annual Report on Form 10-K for the fiscal
                  year ended December 31, 1991, as amended by Amendment
                  No. 1 on Form 8 dated July 17, 1992, Commission File
                  No. 1-9033)
   99(d)     -- Letter Agreement Dated November 21, 1990, Between Oryx
                  Energy Company and Atlantic Richfield Company
                  (incorporated by reference to Exhibit 28(a) of the
                  Partnership's Current Report on Form 8-K dated January
                  31, 1991, Commission File No. 1-9033)
   99(e)     -- Amendment Dated November 28, 1990 to Letter Agreement
                  Dated November 21, 1990, Between Oryx Energy Company
                  and Atlantic Richfield Company (incorporated by
                  reference to Exhibit 28(b) of the Partnership's Current
                  Report on Form 8-K dated January 31, 1991, Commission
                  File No. 1-9033)

     (b) Reports on Form 8-K:

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

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

                                                 SUN ENERGY PARTNERS, L.P.

                                             By:       ORYX ENERGY COMPANY
                                                  (Managing General Partner)

                                            *By: /s/ EDWARD W. MONEYPENNY
                                              ----------------------------------
                                                     Edward W. Moneypenny
                                              Executive Vice President, Finance,
                                                 Chief Financial Officer and
                                                            Director

Date: March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities with Oryx Energy Company, Managing General Partner, and on the date indicated:

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                   JERRY W. BOX**                      President, Chief Operating Officer
-----------------------------------------------------    and Director
                    Jerry W. Box

                WILLIAM E. BRADFORD**                  Director
-----------------------------------------------------
                 William E. Bradford

                  SYLVIA A. EARLE**                    Director
-----------------------------------------------------
                   Sylvia A. Earle

             DAVID C. GENEVER-WATLING**                Director
-----------------------------------------------------
              David C. Genever-Watling

                  ROBERT B. GILL**                     Director
-----------------------------------------------------
                   Robert B. Gill

                                                       Director
-----------------------------------------------------
               David S. Hollingsworth

                 ROBERT L. KEISER**                    Chairman of the Board and Chief
-----------------------------------------------------    Executive Officer (principal        March 20, 1998
                  Robert L. Keiser                       executive officer)

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

                               INDEX TO EXHIBITS

 3(a)        -- Second Amended and Restated Agreement of Limited
                  Partnership of Sun Energy Partners, L.P., dated
                  December 10, 1985 (incorporated by reference to Exhibit
                  3(a) of the Form SE filed March 20, 1986)
 3(b)        -- Certificate of Limited Partnership of Sun Energy
                  Partners, L.P., dated October 1, 1985 (incorporated by
                  reference to Exhibit 3(b) of the Partnership's Form
                  10-K for the one month ended December 31, 1985)
 4(a)        -- Deposit Agreement, made as of December 3, 1985 among Sun
                  Energy Partners, L.P., Manufacturers Hanover Trust
                  Company, Sun Company, Inc., Oryx Energy Company and All
                  Limited Partners in Sun Energy Partners, L.P.
                  (incorporated by reference to Exhibit 4(a) of the Form
                  SE filed March 20, 1986)
 4(b)        -- Instruments defining the rights of security holders,
                  including indentures: The Partnership will provide
                  copies of the instruments relating to long-term debt to
                  the SEC upon request
21           -- Affiliated Operating Partnerships/Subsidiary Corporations
                  of Sun Energy Partners. L.P.(incorporated by reference
                  to Exhibit 22 of the Form SE filed March 18, 1988)
24(a)        -- Power of Attorney executed by certain officers and
                  directors of Oryx Energy Company, managing general
                  partner of Sun Energy Partners, L.P.
24(b)        -- Certified copy of the resolution authorizing certain
                  officers to sign on behalf of Oryx Energy Company,
                  managing general partner of Sun Energy Partners, L.P.
27           -- Financial Data Schedule
99(a)        -- Agreement of Limited Partnership of Sun Operating Limited
                  Partnership dated November 18, 1985, as amended
                  (incorporated by reference to Exhibit 28(a) of the Form
                  SE filed March 20, 1986)
99(b)        -- Certificate of Limited Partnership of Sun Operating
                  Limited Partnership dated November 19, 1985
                  (incorporated by reference to Exhibit 28(b) of the
                  Partnership's Form 10-K for the one month ended
                  December 31, 1985)
99(c)        -- Sun Operating Limited Partnership 9.75% Promissory Note
                  (incorporated by reference to Exhibit 28(c) of the
                  Partnership's Annual Report on Form 10-K for the fiscal
                  year ended December 31, 1991, as amended by Amendment
                  No. 1 on Form 8 dated July 17, 1992, Commission File
                  No. 1-9033)
99(d)        -- Letter Agreement Dated November 21, 1990, Between Oryx
                  Energy Company and Atlantic Richfield Company
                  (incorporated by reference to Exhibit 28(a) of the
                  Partnership's Current Report on Form 8-K dated January
                  31, 1991, Commission File No. 1-9033)
99(e)        -- Amendment Dated November 28, 1990 to Letter Agreement
                  Dated November 21, 1990, Between Oryx Energy Company
                  and Atlantic Richfield Company (incorporated by
                  reference to Exhibit 28(b) of the Partnership's Current
                  Report on Form 8-K dated January 31, 1991, Commission
                  File No. 1-9033)