Form 10-Q
period 1998-03-31
SUN ENERGY PARTNERS LP
filed 1998-05-12
CIK 778201

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1998

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



      The number of depositary units outstanding as of April 30, 1998 was 421,170,459.

                    SUN ENERGY PARTNERS, L.P.


                              INDEX



                                                       Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of
           Income for the Three Months Ended March
           31, 1998 and 1997 ........................    3

           Condensed Consolidated Balance Sheets at
           March 31, 1998 and December 31, 1997 .....    4

           Condensed Consolidated Statements of
           Cash Flows for the Three Months Ended
           March 31, 1998 and 1997 .................     5

           Notes to Condensed Consolidated
           Financial Statements.....................     6

           Report of Independent Accountants .......     8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ..............................     9


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ........    11

SIGNATURE ...........................................   12

PAGE 3
                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          For the Three Months
(Millions of Dollars, Except                 Ended March 31
Per Unit Amounts)                          1998           1997
                                              (Unaudited)
Revenues
  Oil and gas                              $ 138        $ 204
  Other                                        8           (4)
                                           -----        -----
                                             146          200
                                           -----        -----
Costs and Expenses
  Operating costs                             37           34
  Production taxes                             8           11
  Exploration costs                           41           10
  Depreciation, depletion and
    amortization                              49           52
  General and administrative
    expense                                   11           10
  Interest and debt expense                    4            4
  Interest capitalized                        (4)          (4)
                                           -----        -----
                                             146          117
                                           -----        -----
Net Income                                  $  -        $  83
                                           =====        =====
Net Income Per Unit                         $  -        $ .20
                                           =====        =====
Cash Distributions Paid Per Unit            $.02        $ .15
                                           =====        =====
Weighted Average Number of Units
  Outstanding (in thousands)             421,171      421,171
                                         =======      =======

                    (See Accompanying Notes)

PAGE 4

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                      March 31      December 31
(Millions of Dollars)                   1998            1997
                                    (Unaudited)
Assets

Current Assets
  Cash and short-term investments       $   1           $    2
  Accounts receivable and
    other current assets                   86              124
                                       ------           ------
Total Current Assets                       87              126

Properties, Plants and Equipment
  (Note 2)                              1,338            1,254
Investment in Affiliate                    83               83
Other                                       4                5
                                       ------           ------

Total Assets                           $1,512           $1,468
                                       ======           ======
Liabilities and Partners' Capital

Current Liabilities
  Accounts payable                      $ 139           $   80
  Accrued liabilities                      71               84
  Advances from affiliate                  72               49
  Current portion of long-term debt
    due affiliate                          13               13
  Current portion of long-term debt         1                1
                                       ------           ------
Total Current Liabilities                 296              227

Long-Term Debt due Affiliate               34               38
Deferred Credits and Other
  Liabilities                              37               49

Partners' Capital (Note 3)
  Limited partnership interests           351              354
  General partnership interests           794              800
                                       ------           ------
Partners' Capital                       1,145            1,154
                                       ------           ------
Total Liabilities and Partners'
  Capital                              $1,512           $1,468
                                       ======           ======

The successful efforts method of accounting is followed.

                    (See Accompanying Notes)

PAGE 5

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Three Months
                                                Ended March 31
(Millions of Dollars)                         1998         1997
                                                 (Unaudited)
Cash and Cash Equivalents From Operating
  Activities
  Net income                                 $   -         $ 83
  Adjustments to reconcile net income to
      net cash from operating
      activities:
    Depreciation, depletion and
      amortization                              49           52
    Dry hole costs and leasehold
      impairment                                26            2
    Gain on divestments                         (5)           -
    Other                                        -            4
                                             -----        -----
                                                70          141
    Changes in working capital:
      Accounts receivable and
        other current assets                    38           50
      Advances to affiliate                      -          (16)
      Accounts payable and accrued
        liabilities                             47            6
      Advances from affiliate                   23          (11)
                                             -----        -----
Net Cash Flow Provided From Operating
  Activities                                   178          170
                                             -----        -----
Cash and Cash Equivalents From Investing
  Activities
  Capital expenditures                        (155)         (99)
  Proceeds from divestments                      -            1
  Other                                        (12)          (5)
                                             -----        -----
Net Cash Flow Used For Investing
  Activities                                  (167)        (103)
                                             -----        -----
Cash and Cash Equivalents From Financing
  Activities
  Repayments of long-term debt                  (3)          (3)
  Cash distributions paid to unitholders        (9)         (63)
                                             -----        -----
Net Cash Flow Used For Financing
  Activities                                   (12)         (66)
                                             -----        -----
Changes In Cash and Cash Equivalents            (1)           1
Cash and Cash Equivalents at Beginning
  of Period                                      2            2
                                             -----        -----
Cash and Cash Equivalents at End
  of Period                                   $  1          $ 3
                                             =====        =====

                    (See Accompanying Notes)

PAGE 6
                   SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year 1998.

     The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997 resulting in no material impact. In addition, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income and net income are identical for the period ended March 31, 1998.


2.   Properties, Plants and Equipment

                                    March 31     December 31
                                     1998            1997
                                     (Millions of Dollars)
   Gross investment .............   $4,045          $3,923
   Less accumulated depreciation,
     depletion and amortization .    2,707           2,669
                                    ------          ------
   Net investment                   $1,338          $1,254
                                    ======          ======

PAGE 7
                    SUN ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



3. Partners' Capital

   At March 31, 1998, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98.2 percent interest in the Partnership. A 1.8 percent limited partnership interest in the form of depositary units is held by the public. As of March 31, 1998, there was a total of 421.2 million units outstanding.

PAGE 8
                REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of March 31, 1998 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of Oryx Energy Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                              Coopers & Lybrand L.L.P.

Dallas, Texas
May 6, 1998

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Partnership's cash and cash equivalents decreased by $1 million over the three months ended March 31, 1998. Cash flows for the first quarter of 1998 included $178 million provided from operating activities, $167 million used for investing activities and $12 million used for financing activities. The $178 million net cash flow provided from operating activities was comprised of $70 million net cash flow provided from operating activities before changes in current assets and liabilities and $108 million of net cash flow provided from changes in current assets and liabilities. The $70 million net cash flow provided from operating activities before changes in current assets and liabilities was negatively impacted by decreased crude oil and natural gas prices and decreased natural gas volumes, offset in part by increased crude oil production. The $108 million net cash flow provided from changes in current assets and liabilities consisted of a $38 million decrease in accounts receivable and other current assets, a $47 million increase in accounts payable and accrued liabilities and a $23 million increase in advances from affiliate.

The $167 million net cash flow used for investing activities consisted primarily of $155 million used for capital expenditures. The $12 million net cash flow used for financing activities resulted from the scheduled payment of $3 million of long-term debt and $9 million of cash distributions paid to unitholders.

A cash distribution in the amount of $.02 per unit was paid in the first quarter of 1998 based on fourth quarter 1997 results.

As a result of a combination of low operating cash flow and high capital expenditures, no cash distribution will be paid for the 1998 first quarter. Distributions will fluctuate due to oil and gas prices, production volumes, operating costs and amount of capital expenditures and divestment proceeds.

Item  2.    Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations (continued)


RESULTS OF OPERATIONS

Net income for the first quarter of 1998 was break-even compared to net income of $83 million, or $.20 per unit, in the first quarter of 1997. Revenues for the 1998 first quarter were $146 million versus $200 million for the first quarter of 1997. In comparing the first quarter of 1998 to the first quarter of 1997, crude oil prices decreased by $6.14 per barrel and natural gas prices decreased $.61 per million cubic feet. Crude oil production increased 7 thousand barrels per day and natural gas volumes decreased 129 million cubic feet per day. The reduction in gas volumes resulted primarily from a combination of third-party interruptions and a well-blow-out at the Belle Isle field.

Average net production of crude oil and condensate was 48 thousand barrels daily during the first quarter of 1998 compared to an average net production of 41 thousand barrels daily for the first quarter of 1997. The average crude oil and condensate price in the first quarter of 1998 decreased to $15.05 per barrel, as compared to $21.19 per barrel in the same period last year.

Average net production of natural gas for the first quarter of 1998 was 378 million cubic feet daily compared to average net production of 507 million cubic feet daily for the same period in 1997. The average natural gas price for the first quarter of 1998 was $2.16 per thousand cubic feet, as compared to $2.77 per thousand cubic feet in the same period last year.

PAGE 11
                             PART II

                        OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           27    Financial Data Schedule


      (b)  Reports on Form 8-K:

           The Partnership did not file any reports on Form
           8-K during the quarter ended March 31, 1998.



                       ******************


     We are pleased to furnish this report to unitholders who request it by writing to:

          Sun Energy Partners, L.P. Unitholder Relations
          c/o Oryx Energy Company
          Managing General Partner
          P.O. Box 60
          Dallas, Texas  75221-0060

PAGE 12
                            SIGNATURE



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


DATE:     May 11, 1998