Form 10-Q
period 1998-06-30
SUN ENERGY PARTNERS LP
filed 1998-08-13
CIK 778201

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 1998

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



      The number of depositary units outstanding as of August 12, 1998 was 421,170,459.

Page 2
                    SUN ENERGY PARTNERS, L.P.


                              INDEX

                                                          Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Three and Six Months Ended June 30,
           1998 and 1997 ..............................    3

           Condensed Consolidated Balance Sheets at
           June 30, 1998 and December 31, 1997 ........    4

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended June 30,
           1998 and 1997 .............................     5

           Notes to Condensed Consolidated Financial
           Statements ................................     6

           Report of Independent Accountants .........     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ................................     8


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ..........    10

SIGNATURE ............................................    11

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements


SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          For the Three Months For the Six Months
(Millions of Dollars, Except Ended June 30       Ended June 30
Per Unit Amounts)            1998      1997      1998      1997

                                        (Unaudited)
Revenues
  Oil and gas               $ 128    $ 168      $ 266     $ 372
  Other                        10        1         18        (3)
                            -----    -----      -----     -----
                              138      169        284       369
                            -----    -----      -----     -----
Costs and Expenses
  Operating costs              30       35         67        69
  Production taxes              7        9         15        20
  Exploration costs            15       16         56        26
  Depreciation, depletion
    and amortization           48       50         97       102
  General and administrative
    expense                    10       11         21        21
  Interest and debt expense     4        3          8         7
  Interest capitalized         (4)      (3)        (8)       (7)
                            -----    -----      -----     -----
                              110      121        256       238
                            -----    -----      -----     -----

Net Income                   $ 28     $ 48       $ 28      $131
                            =====    =====      =====     =====

Net Income Per Unit          $.07     $.11       $.07      $.31
                            =====    =====      =====     =====

Cash Distributions Paid
  Per Unit                   $  -     $.08       $.02      $.23
                            =====    =====      =====     =====
Weighted Average Number
   of Units Outstanding
   (in thousands)          421,171  421,171    421,171   421,171
                           =======  =======    =======   =======

                    (See Accompanying Notes)


SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 30    December 31
(Millions of Dollars)                      1998         1997
                                       (Unaudited)
Assets

Current Assets
  Cash and short-term investments      $    6        $   2
  Accounts receivable and other
    current assets                         70          124
                                       ------       ------
Total Current Assets                       76          126

Properties, Plants and
  Equipment (Note 2)                    1,386        1,254
Investment in Affiliate                    82           88
                                       ------       ------
Total Assets                           $1,544       $1,468
                                       ======       ======
Liabilities and Partners' Capital

Current Liabilities
  Advances from affilitate             $  118        $  49
  Accounts payable                         96           80
  Accrued liabilities                      77           84
  Current portion of long-term debt due
    affiliate                              13           13
  Current portion of long-term debt         1            1
                                       ------       ------
Total Current Liabilities                 305          227

Long-Term Debt due Affiliate               31           38
Deferred Credits and Other Liabilities     34           49

Partners' Capital (Note 3)
  Limited partnership interests           360          354
  General partnership interests           814          800
                                       ------       ------
Partners' Capital                       1,174        1,154
                                       ------       ------
Total Liabilities and
  Partners' Capital                   $ 1,544      $ 1,468
                                      =======      =======

The successful efforts method of accounting is followed.


                    (See Accompanying Notes)


SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the Six Months
                                                 Ended June 30
(Millions of Dollars)                           1998      1997
                                                 (Unaudited)
Cash From Operating Activities
  Net income                                   $ 28      $ 131
  Adjustments to reconcile net income to net
    cash from operating activities:
   Depreciation, depletion and amortization      97        102
   Dry hole costs and leasehold impairment       29         10
   Gain on divestments                          (19)        (1)
   Other                                          1          4
                                              -----      -----
                                                136        246

   Changes in working capital:
     Advances from affiliate                     69         25
     Accounts receivable and other
       current assets                            54         29
     Accounts payable and accrued liabilities     7          8
                                              -----      -----
Net Cash Flow Provided From
  Operating  Activities                         266        308
                                              -----      -----
Investing Activities
  Capital expenditures                         (251)      (193)
  Proceeds from divestments                      19          1
  Other                                         (15)        (6)
                                              -----      -----
Net Cash Flow Used For Investing Activities    (247)      (198)
                                              -----      -----
Financing Activities
  Repayments of long-term debt                   (7)        (6)
  Cash distributions paid to unitholders         (8)       (97)
                                              -----      -----
Net Cash Flow Used For Financing Activities     (15)      (103)
                                              -----      -----

Changes In Cash and Cash Equivalents              4          7
Cash and Cash Equivalents at
  Beginning of Period                             2          2
                                              -----      -----
Cash and Cash Equivalents at End of Period      $ 6       $  9
                                              =====      =====

                    (See Accompanying Notes)

                SUN ENERGY PARTNERS, L.P.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the six months ended June 30, 1998 are not necessarily indicative of the results for the full year 1998.

     The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997 resulting in no material impact. In addition, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income and net income are identical for the three and six months ended June 30, 1998. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and net gains and losses on derivative instruments be recognized initially in comprehensive income. The Partnership has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

2.   Properties, Plants and Equipment

                                    June 30       December 31
                                     1998             1997
                                     (Millions of Dollars)
     Gross investment                $4,138       $3,923
     Less accumulated depreciation,
       depletion and amortization     2,752        2,669
                                     ------       ------
     Net investment                  $1,386       $1,254
                                     ======       ======


3.   Partners' Capital
     At June 30, 1998, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company holds a 98.2 percent interest in the Partnership. A
     1.8 percent limited partnership interest in the form of depositary units is held by the public. As of June 30, 1998, there were a total of 421.2 million units outstanding.

4.   Subsequent Event
     On July 28, 1998, in response to the current low oil price environment, the Partnership announced its intention to sell approximately $35 million of its U.S. onshore properties.

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three and six months ended June 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of Oryx Energy Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1997, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                  /s/PriceWaterhouseCoopers LLP

Dallas, Texas
August 11, 1998

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


FINANCIAL CONDITION

The Partnership's cash and cash equivalents increased $4 million over the six months ended June 30, 1998. The $4 million increase was comprised of $266 million provided from operating activities, $247 million used for investing activities and $15 million used for financing activities. The $266 million net cash flow provided from operating activities was comprised of $136 million net cash flow provided from operating activities before changes in current assets and liabilities and $130 million net cash flow provided from changes in current assets and liabilities. The $136 million net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by a decrease in crude oil prices and natural gas production. The $130 million net cash flow provided from changes in current assets and liabilities consisted of a $69 million increase in advances from affiliate, a $54 million decrease in accounts receivable and other current assets and a $7 million increase in accounts payable and accrued liabilities.

The $247 million net cash flow used for investing activities consisted primarily of $251 million used for capital expenditures. The $15 million net cash flow used for financing activities resulted from the scheduled payment of $7 million of long-term debt and $8 million cash distributions paid to unitholders.

As a result of a combination of low operating cash flow and high capital expenditures, no cash distribution will be paid for the 1998 second quarter. Distributions will fluctuate due to oil and gas prices, production volumes, operating costs and amount of capital expenditures and divestment proceeds.

As of July 24, 1998, the Partnership has entered into collar agreements to hedge approximately 22 percent of its 1998 crude production at an average floor price of $18.20 West Texas Intermediate (WTI) per barrel and an average ceiling price of $19.25 WTI per barrel. Approximately 43 percent of its estimated 1998 gas production is hedged using collars at an average floor price of $2.25 Henry Hub (HH) per mmbtu and an average ceiling price of $2.40 HH per mmbtu

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value and net gains and losses on derivative instruments be recognized initially in comprehensive income. The Partnership has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

On July 28, 1998, in response to the current low oil price environment, the Partnership announced its intention to sell approximately $35 million of its U.S. onshore properties.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations - continued


RESULTS OF OPERATIONS - SIX MONTHS

Net income for the first six months of 1998 was $28 million, or $.07 per unit, compared to net income of $131 million, or $.31 per unit, in the first six months of 1997. Revenues for the six months were $284 million in 1998 versus $369 million in 1997.

Average net production of crude oil was 46 thousand barrels daily during the first six months of 1998 compared to production of 43 thousand barrels daily for the first six months of 1997. The crude oil and condensate price in the first six months of 1998 decreased to $14.28 per barrel, as compared to $19.61 per barrel in the same period last year.

Average net production of natural gas for the first six months of 1998 was 379 million cubic feet daily compared to production of 504 million cubic feet daily for the same period in 1997. The reduction in gas production resulted primarily from field declines, lower than expected drilling results and performance issues at certain fields. The natural gas price for the first six months of 1998 was $2.14 per thousand cubic feet, as compared to $2.41 per thousand cubic feet in the same period last year.


RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $28 million, or $.07 per unit, for the second quarter of 1998, compared to net income of $48 million, or $.11 per unit, for the same quarter last year. Revenues for the 1998 quarter were $138 million versus $169 million for the 1997 quarter. Compared to the same quarter last year, oil prices decreased by $4.73 per barrel while natural gas prices increased $.06 per million cubic feet. Crude oil production was the same and natural gas volumes decreased 119 million cubic feet per day. The reduction in gas production resulted primarily from field declines, lower than expected drilling results and performance issues at certain fields.

Average net production of crude oil and condensate for the second quarter of 1998 and 1997 was 45 thousand barrels daily. The average crude oil and condensate price in the second quarter of 1998 decreased to $13.47 per barrel, as compared to $18.20 per barrel in the same period in 1997.

Average net production of natural gas for the second quarter of 1998 was 381 million cubic feet daily compared to production of 500 million cubic feet daily for the second quarter of 1997. The average natural gas price in the second quarter of 1998 increased to $2.11 per thousand cubic feet, as compared to $2.05 per thousand cubic feet in the same period in 1997.

                             PART II

                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Partnership did not file any reports on Form 8-
          K during the quarter ended June 30, 1998.


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


DATE:     August 13, 1998