Form 10-Q
period 1998-09-30
SUN ENERGY PARTNERS LP
filed 1998-11-09
CIK 778201

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

                               -----------------

Commission file number        1-9033
                        -------------------

                            SUN ENERGY PARTNERS, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             75-2070723
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


     13155 NOEL ROAD, DALLAS, TEXAS                            75240-5067
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                 (972) 715-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                ---------------

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

                                ---------------

         The number of depositary units outstanding as of November 3, 1998 was 421,170,459.

                            SUN ENERGY PARTNERS, L.P.
                            -------------------------



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

                            SUN ENERGY PARTNERS, L.P.
                            -------------------------


                                      INDEX



                                                                                                        Page
                                                                                                        ----

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Statements of Income
                  for the Three and Nine Months Ended September
                  30, 1998 and 1997.......................................................................4

                  Condensed Consolidated Balance Sheets at
                  September 30, 1998 and December 31, 1997................................................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended September
                  30, 1998 and 1997.......................................................................6

                  Notes to Condensed Consolidated Financial
                  Statements..............................................................................7

                  Report of Independent Accountants.......................................................9

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................10


PART II. OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K.......................................................15

SIGNATURE         .......................................................................................16


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                       For the Three Months                       For the Nine Months
(Millions of Dollars,                                   Ended September 30                        Ended September 30
Except Per Unit Amounts)                           ----------------------------               ----------------------------
                                                     1998                1997                   1998               1997
                                                   ---------          ---------               ---------          ---------
                                                                                 (Unaudited)

REVENUES
     Oil and gas                                   $     115          $     176               $     381          $     548
     Other                                                 1                 (7)                     19                (10)
                                                   ---------          ---------               ---------          ---------
                                                         116                169                     400                538
                                                   ---------          ---------               ---------          ---------

COSTS AND EXPENSES
     Operating costs                                      30                 34                      97                103
     Production taxes                                      6                  9                      21                 29
     Exploration costs                                    10                 11                      66                 37
     Depreciation,
       depletion and
       amortization                                       53                 53                     150                155
     General and
       administrative
       expense                                            10                 11                      31                 32
     Interest and debt
       expense                                             6                  4                      14                 11
     Interest capitalized                                 (2)                (4)                    (10)               (11)
                                                   ---------          ---------               ---------          ---------
                                                         113                118                     369                356
                                                   ---------          ---------               ---------          ---------

Net Income                                         $       3          $      51               $      31          $     182
                                                   =========          =========               =========          =========

Net Income Per Unit                                $     .01          $     .12               $     .07          $     .43
                                                   =========          =========               =========          =========

Cash Distributions Paid
     Per Unit                                      $      --          $     .02               $     .02          $     .25
                                                   =========          =========               =========          =========

Weighted Average Number of Units
  Outstanding (in thousands)                         421,171            421,171                 421,171            421,171
                                                   =========          =========               =========          =========


                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           September 30   December 31
(Millions of Dollars)                                         1998           1997
                                                           -----------    -----------
                                                           (Unaudited)

ASSETS

Current Assets
  Cash and short-term investments                           $      6       $      2
  Accounts receivable and other current
    assets                                                        63            124
                                                            --------       --------
Total Current Assets                                              69            126

Properties, Plants and Equipment (Note 2)                      1,404          1,254
Investment in Affiliate                                           83             88
                                                            --------       --------

Total Assets                                                $  1,556       $  1,468
                                                            ========       ========

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Advances from affiliate                                   $    164       $     49
  Accounts payable                                                74             80
  Accrued liabilities                                             69             84
  Current portion of long-term debt due
    affiliate                                                     14             13
  Current portion of long-term debt                                1              1
                                                            --------       --------
Total Current Liabilities                                        322            227

Long-Term Debt Due Affiliate                                      27             38
Deferred Credits and Other Liabilities                            31             49

Partners' Capital (Note 3)
  Limited partnership interests                                  361            354
  General partnership interests                                  815            800
                                                            --------       --------
Partners' Capital                                              1,176          1,154
                                                            --------       --------

Total Liabilities and Partners' Capital                     $  1,556       $  1,468
                                                            ========       ========


----------------

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Nine Months
                                                                    Ended September 30
                                                                  ----------------------
(Millions of Dollars)                                              1998            1997
                                                                  ------          ------
                                                                       (Unaudited)

CASH FROM OPERATING ACTIVITIES
  Net income                                                      $   31          $  182
  Adjustments to reconcile net income
    to net cash provided from operating activities:
      Depreciation, depletion and amortization                       150             155
      Dry hole costs and leasehold impairment                         29              13
      (Gain) Loss on sale of assets                                  (19)              5
      Other                                                           (2)              5
                                                                  ------          ------
                                                                     189             360
      Changes in working capital:
        Advances from affiliates                                     114              29
        Accounts receivable and other current assets                  61              13
        Accounts payable and accrued liabilities                     (19)             46
                                                                  ------          ------

Net Cash Flow Provided From Operating Activities                     345             448
                                                                  ------          ------

INVESTING ACTIVITIES
  Capital expenditures                                              (325)           (330)
  Proceeds from divestments                                           21               1
  Other                                                              (19)             (3)
                                                                  ------          ------

Net Cash Flow Used For Investing Activities                         (323)           (332)
                                                                  ------          ------

FINANCING ACTIVITIES
  Repayments of long-term debt                                       (10)             (6)
  Cash distributions paid to unitholders                              (8)           (105)
                                                                  ------          ------

Net Cash Flow Used For Financing Activities                          (18)           (111)
                                                                  ------          ------

CHANGES IN CASH AND CASH EQUIVALENTS                                   4               5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2               2
                                                                  ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    6          $    7
                                                                  ======          ======


                            (See Accompanying Notes)

                            SUN ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the nine months ended September 30, 1998 are not necessarily indicative of the results for the full year 1998.

         In December 1997, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997 resulting in no material impact. In addition, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income and net income are identical for the three and nine months ended September 30, 1998.

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



2.       Properties, Plants and Equipment


                                                September 30     December 31
                                                   1998             1997
                                                 --------         --------
                                                   (Millions of Dollars)
         Gross investment.................       $  4,196         $  3,923
         Less accumulated depreciation,
           depletion and amortization.....          2,792            2,669
                                                 --------         --------

         Net investment                          $  1,404         $  1,254
                                                 ========         ========

                            SUN ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



3.       Partners' Capital

         At September 30, 1998, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Oryx Energy Company (Oryx) holds a 98 percent interest in the Partnership. A two percent limited partnership interest in the form of depositary units is held by the public. As of September 30, 1998, there were a total of 421.2 million units outstanding.


4.       Subsequent Events

         On October 14, 1998, Oryx Energy Company, the general partner of the Partnership, announced a merger with Kerr-McGee Corporation, with Kerr-McGee to be the surviving corporation. The board of each company has unanimously approved the transaction and recommends the merger. Prior to the merger, each share of Oryx common stock will be converted into .369 shares of Oryx common stock in a reverse stock split. If approved by shareholders of both companies, at the effective time of the merger, each Oryx shareholder will receive one newly issued share of Kerr-McGee common stock for each Oryx common share, resulting in an equity split of Kerr-McGee of approximately 55% Kerr-McGee and 45% Oryx. The transaction is intended to be accounted for as a pooling of interests, to be tax-free to Oryx's shareholders and to be completed in the first quarter of 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Sun Energy Partners, L.P.
and the Board of Directors of Oryx Energy Company:


We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three and nine months ended September 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of Oryx Energy Company's management.

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


Dallas, Texas
November 5, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At September 30, 1998, cash and cash equivalents were $6 million compared to $2 million at December 31, 1997. The $4 million increase in cash and cash equivalents was comprised of $345 million provided from operating activities, $323 million used for investing activities and $18 million used for financing activities. The $345 million net cash flow provided from operating activities was comprised of $189 million net cash flow provided from operating activities before changes in current assets and liabilities and $156 million net cash flow provided from changes in current assets and liabilities. The $189 million net cash flow provided from operating activities before changes in current assets and liabilities was primarily impacted by decreased crude oil and natural gas prices and production. The $156 million net cash flow provided from changes in current assets and liabilities consisted of a $114 million increase in advances from affiliates, a $61 million decrease in accounts receivable and other current assets, and a $19 million decrease in accounts payable and accrued liabilities.

The $323 million net cash flow used for investing activities consisted primarily of $325 million used for capital expenditures. The $18 million net cash flow used for financing activities resulted from the scheduled payment of $10 million of long-term debt and $8 million of cash distributions paid to unitholders.

As a result of a combination of operating cash flow and capital expenditures, no cash distribution will be paid for the 1998 third quarter. Distributions will fluctuate due to oil and gas prices, production volumes, operating costs and the amount of capital expenditures and divestment proceeds.

As of October 26 1998, the Partnership has entered into collar agreements to hedge approximately 31 percent of its remaining projected 1998 crude production at an average floor price of $17.71 West Texas Intermediate (WTI) per barrel and an average ceiling price of $18.77 WTI per barrel. Approximately 51 percent of its remaining estimated 1998 gas production is hedged using collars at an average floor price of $2.37 Henry Hub (HH) per mmbtu and an average ceiling price of $2.54 HH per mmbtu. The Partnership has also entered into collar arrangements to hedge approximately 7 percent of its projected 1999 crude production at an average floor price of $15.85 WTI per barrel and an average ceiling price of $17.35 WTI per barrel. Approximately 31 percent of its estimated 1999 gas production is hedged using collars at an average floor price of $2.29 HH per mmbtu and an average ceiling price of $2.47 HH per mmbtu.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL CONDITION (CONTINUED)

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

On October 14, 1998, Oryx Energy Company, the general partner of the Partnership, announced a merger with Kerr-McGee Corporation, with Kerr-McGee to be the surviving corporation. The board of each company has unanimously approved the transaction and recommends the merger. Prior to the merger, each share of Oryx common stock will be converted into .369 shares of Oryx common stock in a reverse stock split. If approved by shareholders of both companies, at the effective time of the merger, each Oryx shareholder will receive one newly issued share of Kerr-McGee common stock for each Oryx common share, resulting in an equity split of Kerr-McGee of approximately 55% Kerr-McGee and 45% Oryx. The transaction is intended to be accounted for as a pooling of interests, to be tax-free to Oryx's shareholders and to be completed in the first quarter of 1999.


FINANCIAL CONDITION - YEAR 2000 PROJECT

GENERAL

The Project addresses the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000. An enterprise-wide program was launched in 1996 to take steps to mitigate this problem. The Partnership additionally chose to replace its financial applications systems with systems that were already Year 2000 compliant. Implementation of these systems is on schedule and expected to be completed by January 31, 1999. Remaining business software programs are expected to be made Year 2000 compliant through the Year 2000 Project. None of the Partnership's other information technology projects have been delayed due to the implementation of the Year 2000 Project.

PROJECT

The Year 2000 Project is divided into three major sections - Information Technology (IT Systems), Asset Integrity and Commercial Integrity. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assigning priorities to those items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items and (6) designing and implementing contingency and business continuation plans.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


FINANCIAL CONDITION - YEAR 2000 PROJECT (CONTINUED)

PROJECT (CONTINUED)

At September 30, 1998, the inventory and priority assessment phases of the Information Technology and the Asset Integrity sections of the Project had been completed. The remediation phase of the Project is currently being performed by the Partnership. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced.

The Information Technology section includes software applications, telecommunications, networks and other hardware. The Partnership estimates that all repair or replacement will be completed by the second quarter of 1999. The testing phase is conducted as the software is replaced and is also scheduled to be completed by mid-1999.

The Asset Integrity area covers process control, automation and instrumentation systems which can include date-sensitive hardware or software, and associated embedded computer chips that are used in the operation of the assets and facilities of the Partnership. Testing and remediation is currently being conducted on all critical systems and will continue through the third quarter of 1999.

The Commercial Integrity area addresses the external parties who are involved in the Partnership's business chains and processes. These include suppliers, customers, joint venture partners, transporters, regulatory and government agencies, financial institutions and third party service providers. The Partnership is currently in the process of identifying those parties who may have a material adverse effect on the Partnership' business performance. We plan to communicate with them about their plans and progress in addressing the Year 2000 problem commencing in late 1998 with expected completion in mid-1999.

COSTS

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Partnership's financial position. The estimated total cost of the Year 2000 Project is approximately $4 million. This estimate does not include the Partnership's potential share of Year 2000 costs that may be incurred by partnerships or joint ventures in which the Partnership participates but is not the operator. The total amount expended on the Project through September 30, 1998 was $1 million, all of which related to the repair, replacement or upgrade of software and hardware and the cost of testing and replacing non-compliant process control and instrumentation systems. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $3 million; $3 million to repair or replace software and related hardware and immaterial amounts to repair or replace process control and instrumentation systems and to identify and communicate with external parties. Funds for the Project are provided from operating cash

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


FINANCIAL CONDITION - YEAR 2000 PROJECT (CONTINUED)

COSTS (CONTINUED)

flows and are included in existing operating budgets. The costs of implementing the financial applications systems are not included in these cost estimates.

CONTINGENCY PLANS

The Partnership has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Partnership and certain third parties to complete efforts necessary to achieve Year 2000 compliance timely. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Partnership currently plans to complete such analysis and contingency planning by the latter part of 1999.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Partnership's level of uncertainty about the Year 2000 problem. The Partnership believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of interruptions to normal operations should be significantly reduced.


RESULTS OF OPERATIONS - NINE MONTHS

Net income for the first nine months of 1998 was $31 million, or $.07 per unit, compared to net income of $182 million, or $.43 per unit, in the first nine months of 1997. Revenues for the nine months were $400 million in 1998 versus $538 million in 1997.

Average net production of crude oil and condensate was 44 thousand barrels daily during the first nine months of 1998 compared to average net production of 45 thousand barrels daily for the first nine months of 1997. The crude oil and condensate price in the first nine months of 1998 decreased to $13.92 per barrel, as compared to $18.95 per barrel in the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - NINE MONTHS (CONTINUED)

Average net production of natural gas for the first nine months of 1998 was 375 million cubic feet daily compared to average net production of 492 million cubic feet daily for the same period in 1997. The reduction in gas production resulted primarily from field declines, lower than expected drilling results and weather-related interruptions in the Gulf of Mexico. The natural gas price for the first nine months of 1998 was $2.09 per thousand cubic feet, as compared to $2.35 per thousand cubic feet in the same period last year.


RESULTS OF OPERATIONS - THREE MONTHS

The Partnership reported net income of $3 million, or $.01 per unit, for the quarter ended September 30, 1998, compared to net income of $51 million, or $.12 per unit, for the same quarter last year. Revenues for the 1998 third quarter were $116 million versus $169 million for the third quarter of 1997.

Average net production of crude oil and condensate for the third quarter of 1998 was 41 thousand barrels daily compared to average net production for the third quarter of 1997 of 49 thousand barrels daily. The average crude oil and condensate price in the third quarter of 1998 decreased to $13.12 per barrel, as compared to $17.81 per barrel in the same period in 1997.

Average net production of natural gas for the third quarter of 1998 was 366 million cubic feet daily compared to average net production of 470 million cubic feet daily for the third quarter of 1997. The reduction in gas production resulted primarily from field declines, lower than expected drilling results and weather-related interruptions in the Gulf of Mexico. The average natural gas price in the third quarter of 1998 was $2.00 per thousand cubic feet, as compared to $2.22 per thousand cubic feet in the same period in 1997.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K:

                  The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1998.


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


         SUN ENERGY PARTNERS, L.P.





BY       ORYX ENERGY COMPANY
    ---------------------------------
      (Managing General Partner)



BY       /s/ E. W. Moneypenny
    ---------------------------------
         E. W. Moneypenny
         (Executive Vice President,
          Finance, and Chief Financial Officer)


DATE:  November 5, 1998

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
------                -----------

 27              Financial Data Schedule
