Form 10-K405
period 1998-12-31
SUN ENERGY PARTNERS LP
filed 1999-03-24
CIK 778201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-9033
                         ------------------------------

                           SUN ENERGY PARTNERS, L.P.

             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      75-2070723
       (State or other jurisdiction of                (I.R.S. employer identification
        incorporation or organization)                            number)
          123 ROBERT S. KERR AVENUE
                 OKLAHOMA, OK                                      73102
   (Address of principal executive offices)                      (Zip code)

              Registrant's telephone number, including area code:
                                  405-270-1313

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The aggregate market value of the Depositary Units held by nonaffiliates of the Registrant as of February 28, 1999, was approximately $30 million.

     The total number of Partnership Units outstanding as of February 28, 1999, was 421,170,459.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     Sun Energy Partners, L.P. (Sun Energy Partners) engages in the oil and gas exploration and production business in the United States. Prior to February 26, 1999, Oryx Energy Company (Oryx) controlled Sun Energy Partners and was its managing general partner. On that date, Kerr-McGee Corporation (Kerr-McGee) became managing general partner following its merger with Oryx, and Kerr-McGee now controls Sun Energy Partners. The Company refers to Oryx prior to February 26, 1999 and to Kerr-McGee since February 26, 1999. As of December 31, 1998, the Company owned 98.2 percent of Sun Energy Partners. The remaining 1.8 percent interest is comprised of limited partnership interests held by public unitholders in the form of depositary units (Units). Eighty-five percent of the Company's Board of Directors must approve any additional issuance, sale or transfer of units that would reduce the Company's holdings below 85 percent of the outstanding units.

     On March 9, 1999, Kerr-McGee, as managing general partner, announced that its Board of Directors had approved a plan to merge Sun Energy Partners with Kerr-McGee Energy (an indirect wholly-owned subsidiary of Kerr-McGee). As part of the transaction, each of the publicly held limited partnership units will be converted solely into the right to receive $4.52 in cash, and as a result, Kerr-McGee will own 100% of Sun Energy Partners. Detailed information regarding this transaction will be distributed to all holders of limited partnership units prior to the consummation of the transaction. The transaction is subject to the expiration of the Hart-Scott-Rodino waiting period and other customary closing conditions and regulatory approvals, and is expected to be completed by the end of the third quarter, 1999.

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

     Sun Energy Partners and the Operating Partnerships (collectively, the Partnership), are managed by the Company. The holders of limited partnership units have no power to direct or participate in the control of the Partnership. The Company makes all decisions regarding exploration, development, production and marketing for properties belonging to the Partnership, all decisions regarding the sale of less than substantially all of such properties or the acquisition of properties by the Partnership and all other decisions regarding the Partnership's business and operations.

     The Partnership has no officers or employees. Officers and employees of the Company perform all management functions required for Sun Energy Partners.

     The Partnership's strategy is to target as future growth opportunities those areas where its advanced technological capabilities will have the greatest economic impact.

PROVED RESERVES

     As of December 31, 1998, the Partnership's proved reserves were an estimated 209 mmb of liquids and an estimated 1,084 bcf of natural gas, an aggregate of 390 mmeb of reserves. More information on the estimated quantities of proved oil and gas reserves and information on proved developed oil and gas reserves, as well as information concerning the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (Standardized Measure), are presented in the "Consolidated Financial Statements Supplementary Financial and Operating Information." The Partnership files oil and gas reserve estimates with various governmental regulatory authorities and agencies, the variability of which does not exceed 5 percent.

     The Partnership's production is exclusively in the United States and in 1998, the Partnership produced 42 mmeb. The Partnership seeks production replacement through a balanced approach that combines exploration, development and acquisition. In 1998, the Partnership replaced 88 percent of its production at an FD&A cost of $11.02 per eb.

OFFSHORE

     The Partnership has identified the Gulf of Mexico as the primary focus of its growth strategy.

     The Partnership has a significant presence in the Gulf of Mexico with an interest in 210 blocks at December 31, 1998, in various stages of exploration, development and production. The Partnership has an interest in 37 producing platforms, 19 of which it operates. The Partnership also holds interests in various offshore pipelines and facilities. In 1997, the Partnership achieved a 6 percent reduction in its offshore operating costs per equivalent barrel. In 1998, operating costs per equivalent barrel increased 12 percent compared to 1997.

     Exploration

     Of the Gulf of Mexico blocks in which the Partnership owns an interest, 167 are undeveloped. In 1998, the Partnership spent $62 million to acquire interests in 25 blocks.

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

     In early 1998, the Partnership participated in a successful Conger appraisal well, Garden Banks 215 #5, which encountered about 300 feet of net pay sands approximately one and a half miles from the discovery well. Development will be by a sub-sea tie-back to a host facility on a neighboring block. Development drilling is scheduled to begin in the second quarter of 1999. First production from the Conger Field is scheduled for the fourth quarter of the year 2000.

     In late 1997, the Partnership participated in a subsalt discovery at its Penn State Deep prospect. The discovery is located at Garden Banks 216 block (Sun Energy Partners 50 percent). The Penn State Deep discovery well (GB 216 #3) encountered hydrocarbons at about 20,500 feet subsurface in 1,450 feet of water depth. It lies below the GB 216 #2 discovery (Penn State Shallow) drilled in 1996, which encountered 214 net feet of pay in a shallower structure. The GB 216 #3 well found 123 net feet of subsalt pay. The Partnership is developing the Penn State Shallow discovery as a sub-sea tie-back to the Baldpate facilities and is evaluating the deeper discovery as another potential tie-back. The Penn State wells are located approximately three miles to the northeast of the Baldpate facility.

     In late 1997, the Partnership participated in a discovery at High Island A-553 (Sun Energy Partners 33 percent) on the continental shelf. The A-7 well tested at a flow rate of 16 mmcf/d and 800 b/d. The HI A-553 A-7 well was drilled to a total depth of about 13,000 feet in 260 feet of water depth. The well encountered approximately 100 feet of net pay in 4 zones.

     As of December 31, 1998, the Partnership was not drilling or participating in the drilling of any offshore exploratory wells.

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

     In 1995, the Partnership approved a plan for the development of Viosca Knoll 826 (Sun Energy Partners 50 percent and operator) which lies 80 miles off the Alabama coast in water depths of 1,500 to 2,500 feet. The Neptune development utilizes a new type of floating production facility called a spar. The spar is a cylindrical-shaped vessel anchored vertically to the sea floor. First production occurred in March 1997 and in late 1997 expected peak production of 30 meb/d was achieved. The second phase of drilling was commenced in 1998 and a second, higher peak of about 35 meb/d is expected.

     The Partnership began production at its Baldpate platform in the Gulf of Mexico flex trend in September 1998. Production is expected to increase to a peak of 75meb/d. The nearby Penn State Shallow reservoir is currently being developed as a sub-sea tie-back to Baldpate. The Company also has a discovery at Penn State Deep in the same area. The Baldpate facilities have a rated daily throughput capacity of 60,000 barrels of oil and 200 million cubic feet of gas. Production levels from Baldpate are expected to increase as a total of 7 pre-drilled wells are brought on line. Development of the Baldpate facility utilized leading-edge technology by employing an articulated compliant tower design. At a height of 1,902 feet to the top of the flare boom, it sets a record as the world's tallest free-standing structure. The Partnership has a 50 percent working interest in the project.

     To facilitate the orderly execution of its deep water strategy, in early 1998, the Partnership secured drilling commitments for a substantial portion of its deep water drilling plans. The Partnership along with two partners, has entered into a five-year contract for a deep water semi-submersible drilling rig, capable of drilling in water depths of up to 6,000 feet. The term of the contract is five years, plus options to extend, with rig delivery currently scheduled for the second quarter of 1999. The Partnership has rights to one-third of the term. The Partnership has entered into a five-year contract for 50-percent of the use of a drill ship. The newly-built vessel will have the capacity to drill in water depths of up to 7,500 feet and will become available in the fourth quarter of 1999.

     As of December 31, 1998, the Partnership was drilling or participating in the drilling of 6 gross (2 net) offshore development wells.

ONSHORE

     The onshore area has been a major contributor of production volumes and cash flow with relatively modest reinvestment needs. This is important for the funding of the Partnership's plans in other strategic areas. In 1995, the Partnership initiated significant cost-reduction measures at its operated fields. The Partnership achieved a 4 percent reduction in onshore operating costs per equivalent barrel in 1997. In 1998, onshore operating costs per equivalent barrel increased 14 percent compared to 1997 costs. The Partnership has interests in 60 major onshore fields in five states and operates about 75 percent of its production. In addition, the Partnership has increased its drilling activity to more rapidly exploit its onshore asset portfolio.

     The Partnership is applying 3-D technology to create opportunities in new fault blocks and deeper pool horizons which provide new volumes and reserves. The Partnership will continue to exploit its waterflood operations. The onshore will be managed for maximum cash flow generation.

     Exploration

     In 1997, the Partnership drilled 2 exploration wells (Sun Energy Partners 99 percent and operator) at the Seabreeze field in southeast Texas that tested a total of 33 mmcf/d and 1,160 b/d. The wells were drilled into new fault blocks as a result of a continuing 3-D seismic program around the Partnership's larger onshore fields.

     At December 31, 1998, the Partnership was not drilling or participating in the drilling of any onshore exploratory wells.

     Production and Development

     In 1997, the Partnership increased production at the Northwest Chitwood Unit, (Sun Energy Partners 69 percent and operator) located in south-central Oklahoma, through an ongoing reservoir waterflood program. In 1997, daily oil production increased from about 1,700 barrels to 5,400. In 1998, the NW Chitwood 18-2 and 26-2 wells tested at 2,838 and 840 barrels per day.

     As of December 31, 1998, the Partnership was drilling or participating in the drilling of 5 gross (3 net) development wells onshore.

TABULAR INFORMATION

     The following table sets forth the Partnership's undeveloped and developed oil and gas acreage (in thousands) held at December 31, 1998 and 1997:

                                                                GROSS            NET
                                                            -------------   -------------
                                                            1998    1997    1998    1997
                                                            -----   -----   -----   -----
Undeveloped Acreage
  Onshore.................................................    904     908     499     503
  Offshore................................................    927     889     512     521
                                                            -----   -----   -----   -----
     Total................................................  1,831   1,797   1,011   1,024
                                                            =====   =====   =====   =====
Developed Acreage
  Onshore.................................................    948     982     539     552
  Offshore................................................    225     248     106     116
                                                            -----   -----   -----   -----
     Total................................................  1,173   1,230     645     668
                                                            =====   =====   =====   =====

     The following table sets forth the Partnership's net exploratory and development oil and gas wells drilled in 1998, 1997 and 1996:

                                                      EXPLORATORY WELLS    DEVELOPMENT WELLS
                                                      ------------------   ------------------
                                                      1998   1997   1996   1998   1997   1996
                                                      ----   ----   ----   ----   ----   ----
Oil
  Onshore...........................................   --     --     --     11     29     43
  Offshore..........................................    2      1     --      4      4      9
                                                      ---    ---    ---    ---    ---    ---
                                                        2      1     --     15     33     52
                                                      ---    ---    ---    ---    ---    ---
Gas
  Onshore...........................................   --      3     --     23     39     50
  Offshore..........................................   --     --      1      2      4      8
                                                      ---    ---    ---    ---    ---    ---
                                                       --      3      1     25     43     58
                                                      ---    ---    ---    ---    ---    ---
Dry
  Onshore...........................................    2     --     --      7      4     10
  Offshore..........................................    2      3      2     --      2      2
                                                      ---    ---    ---    ---    ---    ---
                                                        4      3      2      7      6     12
                                                      ---    ---    ---    ---    ---    ---
     Total..........................................    6      7      3     47     82    122
                                                      ===    ===    ===    ===    ===    ===

     The following table sets forth the Partnership's gross and net producing oil and gas wells at December 31, 1998:

                                                             GROSS*           NET
                                                          -------------   -----------
                                                           OIL     GAS     OIL    GAS
                                                          -----   -----   -----   ---
Onshore.................................................  2,403     810   1,179   481
Offshore................................................     86     161      51    87
                                                          -----   -----   -----   ---
     Total..............................................  2,489     971   1,230   568
                                                          =====   =====   =====   ===

------------------------------

* Gross producing wells include 104 multiple completion wells (more than one formation producing into the same well bore).

     The following table sets forth the Partnership's average daily net production for 1998, 1997 and 1996:

                                                              1998   1997   1996
                                                              ----   ----   ----
Crude and Condensate (mb):
  Onshore...................................................   24     27     28
  Offshore..................................................   20     19     15
                                                              ---    ---    ---
                                                               44     46     43
Processed Natural Gas (mb):.................................    7      7      7
                                                              ---    ---    ---
                                                               51     53     50
                                                              ===    ===    ===
Natural Gas (mmcf):
  Onshore...................................................  211    286    299
  Offshore..................................................  160    199    187
                                                              ---    ---    ---
                                                              371    485    486
                                                              ===    ===    ===

     The following table sets forth the Partnership's average revenues and production costs per unit of oil and gas production for 1998, 1997 and 1996:

                                                              1998     1997     1996
                                                             ------   ------   ------
Revenues:
  Crude oil and condensate (per bbl).......................  $13.58   $18.75   $20.43
  Natural gas (per mcf)....................................  $ 2.10   $ 2.40   $ 2.14
  Average production cost per unit of oil and gas
     production (per eb):*
  Offshore
     Operating cost........................................  $ 3.37   $ 3.01   $ 3.20
                                                             ======   ======   ======
  Onshore
     Operating cost........................................  $ 3.19   $ 2.81   $ 2.94
     Production taxes......................................    1.05     1.48     1.32
                                                             ------   ------   ------
       Total production costs..............................  $ 4.24   $ 4.29   $ 4.26
                                                             ======   ======   ======
  Total Company operating cost.............................  $ 3.28   $ 2.99   $ 3.14
     Production taxes......................................     .59      .87      .87
                                                             ------   ------   ------
       Total production costs..............................  $ 3.87   $ 3.86   $ 4.01
                                                             ======   ======   ======

------------------------------
* Excludes natural gas liquids production.

ASSET DISPOSALS

     Assets are managed on a portfolio basis. The Partnership will continue to buy and sell assets with the intention of upgrading its asset base.

RECOVERY METHODS

     During 1998, the Partnership obtained 61 and 39 percent of its crude production from primary and secondary recovery methods. This compares to 63 and 37 percent of its crude oil production in 1997. At December 31, 1998, the Partnership was participating in no major tertiary oil recovery programs.

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

     Crude Oil and Condensate

     During 1998, sales to Sun Company, Inc. and Amoco Production Company totaled approximately 12 and 16 percent of the Partnership's sales of crude oil and condensate. No other customer purchased more than 10 percent of the Partnership's sales of crude oil and condensate.

     Since most of the Partnership's crude oil and condensate is produced in areas where there are other buyers offering to purchase at market prices, the Partnership believes that the loss of any major purchaser would not have a material adverse effect on the Partnership's business. In 1998, the 10 largest customers accounted for approximately 82 percent of such sales.

     Currently, approximately 55 percent of sales are made pursuant to arrangements that are cancelable upon 30 days' written notice by the Partnership or the purchaser, with substantially all of the remainder of the production being sold pursuant to contracts of varying terms of up to six years in length.

     Natural Gas

     The Partnership sold approximately 50 percent of its natural gas production in 1998 to Producers Energy Marketing Company, LLC (ProEnergy). ProEnergy has exclusive marketing rights to gas production owned or controlled by the Partnership for up to 10 years. The Partnership has the option to terminate the marketing agreement after six years. ProEnergy purchases the majority of its members' gas at index prices. No other customer purchased more than 10 percent of the Partnership's natural gas. Approximately 34 percent of the Partnership's natural gas was purchased by various local distribution companies, end users and processors of natural gas under term contracts predating the formation of ProEnergy. Most of these agreements will come to term within three years.

     Hedging

     Because of the volatility of oil and gas prices, the Partnership periodically has entered into crude oil and natural gas hedging activities. Effective with the Kerr-McGee/Oryx merger, the Partnership has elected to eliminate the hedging program and all contracts have been closed.

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

TECHNOLOGY

     The Partnership's exploration, development and production activities depend upon the use of applied technology. In support of this in 1998, the Partnership, through the managing general partner, had 35 engineers, geoscientists, technicians and support personnel focusing on the technology used in the exploration for, and development and production of, energy resources. The Partnership's expenditures on technology activities, including its share of the managing general partner's employee-related costs, were $11 million, $9 million and $8 million for the years 1998, 1997 and 1996.

CONFLICTS OF INTEREST

     Certain conflicts of interest may arise as a result of the relationships between the Company and the Partnership. The Company has oil and gas interests in the Gulf of Mexico in addition to such interests held through the Partnership. The directors and officers of the Company have fiduciary duties to manage the Company in the best interest of its stockholders. The Company, as managing general partner of the Partnership, has a fiduciary duty to manage the Partnership in a manner that is fair to the public unitholders. The duties of the directors of the Company to its stockholders may therefore come into conflict with the duties of the Company as managing general partner of the Partnership.

     A Committee of the Board of Directors of the Company, none of whose members is affiliated with the Company except as Company directors or stockholders or as holders of units, reviews policies and procedures regarding matters of potential conflict of interest. The Committee also monitors the application of such policies and procedures.

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

     The Partnership was named as a defendant in such a case filed in state court in Starr County, Texas in April, 1995 and a co-defendant in cases filed in state courts in Lee County, Texas and in Louisiana and Alabama and in federal courts in Texas, Louisiana and Mississippi. All of these lawsuits seek certification as class actions on behalf of royalty owners in specific geographic areas, except the Texas and Alabama cases, which seek certification of a nationwide class of royalty owners. These cases also allege that the co-defendants have conspired and acted in concert to establish the price of crude oil in violation of antitrust statutes. These suits are similar to those brought in Texas by the Texas General Land Office, and in New Mexico, Oklahoma and Florida by private royalty owners against major crude oil producers. Suits are also being brought by natural gas royalty interest owners regarding royalty valuation and deductions of post-production costs from royalty.

     The Partnership holds and has held interests in a number of federal and Indian oil and gas production leases. The Minerals Management Service (MMS) of the United States Department of the Interior is challenging the prices on which royalties were based for oil and gas produced from certain of these leases. The MMS has claimed that a number of crude oil producers including the Partnership underpaid royalties owed the federal government on California crude oil production from 1980 to 1988 and has sent Orders to Pay to a number of producers including the Partnership. Separately, numerous oil and gas producers, including the managing general partners of certain of the Operating Partnerships, have been named as defendants in lawsuits brought pursuant to the federal False Claims Act in connection with royalty payments on production from federal and Indian lands.

     While a number of claims and suits against the Partnership and other crude oil and natural gas producers have already been brought by a variety of governmental and private plaintiffs in a number of jurisdictions, the fact that these suits challenge practices common to the industry suggests that additional lawsuits against the Partnership may be filed. The suits filed to date, to include the actions in which the Partnership is a party, are procedurally in the preliminary stages, though settlement discussions have taken place with respect to a number of claims. The Partnership believes it has meritorious defenses and, if acceptable settlements cannot be reached, intends to defend these claims and lawsuits vigorously.

     The Partnership is involved in a number of other legal and administrative proceedings arising in the ordinary course of its oil and gas business. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of the proceedings could be resolved unfavorably to the Partnership. Management of the Company believes that any liabilities which may arise out of legal claims or proceedings would not be material in relation to its financial position, results of operations or liquidity at December 31, 1998. The Company intends to maintain liability and other insurance for the Partnership of the type customary in the oil and gas business with such coverage limits as the Company deems prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP
       UNITS AND RELATED SECURITY HOLDER MATTERS

     The depositary units of Sun Energy Partners, L.P. are traded on the New York Stock Exchange, Inc. The following table sets forth the high and low sales prices per unit, as reported on the New York Stock Exchange Composite Transactions quotations, for the periods indicated:

                                                                 1998                        1997
                                                        ----------------------      ----------------------
                                                          HIGH          LOW           HIGH          LOW
                                                          ----          ---           ----          ---
First Quarter.........................................     $4 3/4        $4            $5 5/8        $4 3/8
Second Quarter........................................     $4 1/2        $3 5/16       $5 3/8        $4 1/4
Third Quarter.........................................     $3 15/16      $2 9/16       $6 1/16       $5 1/8
Fourth Quarter........................................     $4 1/16       $2 3/4        $5 5/8        $4 1/4

     The Partnership had approximately 1,445 holders of record of depositary units as of February 23, 1999.

     For the years 1998 and 1997, the quarterly cash distributions per unit paid to unitholders were as follows:

                                                              1998    1997
                                                              ----    ----
First Quarter...............................................  $.02    $.15
Second Quarter..............................................    --     .08
Third Quarter...............................................    --     .02
Fourth Quarter..............................................    --      --
                                                              ----    ----
     Total..................................................  $.02    $.25
                                                              ====    ====

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                      1998      1997      1996      1995      1994
                                                     -------   -------   -------   -------   -------
                                                     (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
For the Period
  Revenues.........................................  $  523    $  728    $  686    $  552    $  613
  Income (loss) before cumulative effect of
     accounting change(1)..........................  $  (44)   $  239    $  248    $   99    $  100
  Net income (loss)(1).............................  $  (44)   $  239    $  248    $   99    $ (477)
  Net income (loss) per unit before cumulative
     effect of accounting change(1)................  $ (.10)   $  .57    $  .59    $  .24    $  .24
  Net income (loss) per unit(1)....................  $ (.10)   $  .57    $  .59    $  .24    $(1.13)
  Cash distributions paid to unitholders...........  $    8    $  105    $   67    $  194    $  114
  Cash distributions paid per unit.................  $  .02    $  .25    $  .16    $  .46    $  .27
  Weighted average units outstanding (in
     thousands)....................................   421.2     421.2     421.2     421.2     421.2
  Capital expenditures.............................  $  367    $  410    $  314    $  206    $  166
At End of Period
  Total assets.....................................  $1,374    $1,468    $1,299    $1,143    $1,181
  Long-term debt (2)...............................  $   24    $   38    $   52    $   62    $   74
  Partners' capital................................  $1,102    $1,154    $1,020    $  839    $  934
  Book value per unit..............................  $ 2.62    $ 2.74    $ 2.42    $ 1.99    $ 2.22

------------------------------

(1) Effective January 1, 1994, the Partnership adopted a new policy for determining the ceiling test for its oil and gas properties. A one-time non-cash charge of $577 million for the cumulative effect of the change was recognized in the earnings for 1994. As a result of an impairment test related to the application of Statement of Financial Accounting Standards No. 121, the Partnership reported a non-cash write-down of assets of $75 million in the fourth quarter of 1998.

(2) Includes $24 million, $38 million, $51 million, $62 million and $72 million of long-term debt due to the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Partnership's financial condition and results of operations which follow should be read in conjunction with the Consolidated Financial Statements and Selected Financial Data included in this report.

RESULTS OF OPERATIONS

     The Partnership reported a net loss in 1998 of $44 million. The realized oil price in 1998 decreased 28 percent to $13.58 per barrel and the realized natural gas price decreased 13 percent to $2.10 per mcf. Exploration costs increased 57 percent primarily from increased offshore dry hole costs and increased geological and geophysical expense due to increased activity. Depreciation, depletion and amortization expense increased 29 percent primarily due to a non-cash write down of assets (see Note 6 to the Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES

     ED&A outlays were $398 million in 1998, $427 million in 1997 and $317 million in 1996. In 1998, 61 percent of the Partnership's total ED&A investment was for development and acquisition and 39 percent was for exploration. In 1999, in the absence of the planned merger of the Partnership, total ED&A outlays would have been expected to be approximately $220 million of which 77 percent was targeted for development and 23 percent for exploration. In 1998, the Partnership replaced 88 percent of its production at an FD&A cost of $11.02 per eb.

     In 1998, cash flow from operating activities decreased $240 million compared to 1997 primarily due to lower oil and gas prices and lower production volumes. Cash flow from investing activities used $273 million in 1998 compared to $421 million in 1997. Proceeds from divestments were $113 million higher in 1998 while capital expenditures were $43 million lower. Cash flow from financing activities used $21 million in 1998 compared to a use of $117 million in 1997 primarily due to reduced distributions to unitholders in 1998.

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

     The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. Total comprehensive income and net loss are identical for the year ended December 31, 1998. Additionally, in January 1998, the Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," resulting in the restatement of selected operating information in years prior to 1998.

     In December 1997, the Partnership adopted SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material change.

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

RESERVE REPLACEMENT

     The ability to sustain cash flow is dependent, among other things, on the level of the Partnership's oil and gas reserves, oil and gas prices and cost containment. Replacement of proved reserves through extensions and discoveries, improved recovery, purchases and revisions to prior reserve estimates in 1998 was 100 percent of liquids production and 78 percent of gas production. Reserve replacement rates of liquids and gas were 185 and 119 percent in 1997 and 122 and 49 percent in 1996.

HEDGING ARRANGEMENTS

     The Partnership from time to time has entered into commodity futures contracts to manage its crude oil and natural gas price risk and to maintain specified margins. Effective with the merger of Oryx into Kerr-McGee, the Partnership has elected to eliminate the hedging program and all contracts have been closed.

YEAR 2000 READINESS

     In 1996, the Company established a formal Year 2000 Program (Program) to assess and correct Year 2000 problems in both information technology and non-informational technology systems. The Program is organized into two major areas: business systems and facilities integrity. Business systems include replacement and upgrade of computer hardware and software, including major business applications, such as purchasing, inventory, engineering, financial, human resources, etc. Facilities integrity encompasses telecommunications, plant process controls, instrumentation and embedded chip systems as well as an assessment of third party Year 2000 readiness.

     As a result of the merger of Oryx with Kerr-McGee, the Company is undertaking steps to minimize Year 2000 problems that might adversely impact the Partnership.

     To date, activities associated with business systems have included:

        - inventory and assessment

        - remediation and testing of legacy systems and hardware

        - communication with critical business partners

     Future activities will include:

        - conversion of data from Oryx's financial, human resources, production, technical and other systems into Year 2000 compliant systems utilized by the Partnership

        - remediating and testing certain Oryx legacy systems that will be retained and utilized by the Partnership

        - replacement of hardware and operating systems with Kerr-McGee Year 2000 compliant systems

        - Year 2000 integration testing of converted and remediated systems to ensure proper functionality beyond 2000.

     These activities are scheduled to be complete near the end of third quarter, 1999. Costs expended to date by the Partnership are approximately $1.4 million. Total forecasted costs are approximately $3.6 million, but are being re-evaluated by the Company as a result of the merger. However, management believes that the costs are not material to the Partnership's results of operations, financial position or cash flow.

     To date, major activities associated with facilities integrity have included:

        - inventory and assessment

        - remediation

        - testing and verification

     Inventory and assessment activities are essentially complete with remediation and testing and verification scheduled for completion in third quarter, 1999. Additional activities will be incorporated and include communication with third party vendors, suppliers and partners, and development of contingency plans. These activities are expected to be completed in late third quarter or early fourth quarter, 1999.

     Costs expended to date have been minor for facilities associated with the Partnership. Forecasted costs to complete these activities are approximately $300,000, but are being re-evaluated by the Company as a result of the merger.

     Management believes that the Program is comprehensive and reduces Year 2000 risks associated with internal systems to a manageable level. Regardless of management's efforts to assess and verify readiness there can be no assurance that all entities affecting the Company will be Year 2000 ready. To address these concerns, contingency plans will be developed. However, failure by a third party to remediate their Year 2000 issues in a timely manner could have a material effect to the Partnership's result of operations and cash flows in a particular quarter or annual period. Failure of a critical operating or safety component, or failure by a key third party supplier or customer are believed to be the most reasonably likely worst case scenarios that could impact the Partnership.

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

CASH DISTRIBUTION POLICY

     The Partnership funds its capital outlays from internally generated funds, including cash proceeds from asset sales and makes distributions of only that cash remaining after such outlays.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL
                           AND OPERATING INFORMATION

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   14
Financial Statements:
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................   15
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   16
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................   17
  Notes to Consolidated Financial Statements................   18
Supplementary Financial and Operating
  Information -- (Unaudited):
  Oil and Gas Data..........................................   30
  Quarterly Financial Information...........................   33
  Quarterly Operating Information...........................   34

                           SUN ENERGY PARTNERS, L.P.
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Oryx Energy Company:

     In our opinion, the accompanying consolidated balance sheets of Sun Energy Partners, L.P. and its Subsidiaries and the related consolidated statements of income and cash flows present fairly, in all material respects, the consolidated financial position of Sun Energy Partners, L.P. and its Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of Oryx Energy Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 22, 1999, except for Note 14 as to which the date is March 9, 1999

                           SUN ENERGY PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Revenues
  Oil and gas...............................................  $  501   $  738   $  700
  Other -- net (Notes 3 and 4)..............................      22      (10)     (14)
                                                              ------   ------   ------
                                                                 523      728      686
                                                              ------   ------   ------
Costs and Expenses
  Operating costs...........................................     126      138      139
  Production taxes (Note 5).................................      26       39       38
  Exploration costs.........................................      96       61       42
  Depreciation, depletion and amortization..................     271      210      177
  General and administrative expense (Note 3)...............      40       41       41
  Interest and debt expense (Note 3)........................      20       15       17
  Interest capitalized......................................     (12)     (15)     (16)
                                                              ------   ------   ------
                                                                 567      489      438
                                                              ------   ------   ------
Net Income (Loss)...........................................  $  (44)  $  239   $  248
                                                              ======   ======   ======
Net Income (Loss) Per Unit..................................  $ (.10)  $  .57   $  .59
                                                              ======   ======   ======
Cash Distributions Paid to Unitholders......................  $    8   $  105   $   67
                                                              ======   ======   ======
Cash Distributions Paid Per Unit............................  $  .02   $  .25   $  .16
                                                              ======   ======   ======
Weighted Average Units Outstanding (In Millions)............   421.2    421.2    421.2
                                                              ======   ======   ======

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (MILLIONS OF DOLLARS)

                                     ASSETS

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Current Assets
  Cash and cash equivalents.................................  $    6   $    2
  Accounts receivable and other current assets..............      65      124
                                                              ------   ------
Total Current Assets........................................      71      126
Properties, Plants and Equipment (Note 6)...................   1,221    1,254
Investment in Affiliate (Note 1)............................      82       88
                                                              ------   ------
Total Assets................................................  $1,374   $1,468
                                                              ======   ======

                      LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Advances from affiliate (Note 3)..........................  $   88   $   49
  Accounts payable..........................................      58       80
  Accrued liabilities (Note 7)..............................      50       84
  Current portion of long-term debt due affiliate (Note
     8).....................................................      14       13
  Current portion of long-term debt (Note 8)................       1        1
                                                              ------   ------
Total Current Liabilities...................................     211      227
Long-Term Debt Due Affiliate (Note 8).......................      24       38
Deferred Credits and Other Liabilities (Note 12)............      37       49
Commitments and Contingent Liabilities (Note 9)
Partners' Capital (Notes 10 and 11)
  Limited partnership interests.............................     338      354
  General partnership interests.............................     764      800
                                                              ------   ------
Partners' Capital...........................................   1,102    1,154
                                                              ------   ------
Total Liabilities and Partners' Capital.....................  $1,374   $1,468
                                                              ======   ======

------------------------------

The successful efforts method of accounting is followed.

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (MILLIONS OF DOLLARS)

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Cash and Cash Equivalents From Operating Activities
Net Income (Loss)...........................................  $ (44)   $ 239    $ 248
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............    271      210      177
     Dry hole costs and leasehold impairment................     52       27       19
     Loss (gain) on sale of assets..........................    (21)       5        2
     Other..................................................     (2)       5       15
                                                              -----    -----    -----
                                                                256      486      461
  Changes in working capital:
     Accounts receivable and other current assets...........     59       12      (40)
     Accounts payable, accrued liabilities and advances from
      affiliate.............................................    (17)      40      (26)
                                                              -----    -----    -----
Net Cash Flow Provided From Operating Activities............    298      538      395
                                                              -----    -----    -----
Cash and Cash Equivalents From Investing Activities
  Capital expenditures......................................   (367)    (410)    (314)
  Proceeds from divestments.................................    114        1        8
  Other.....................................................    (20)     (12)     (17)
                                                              -----    -----    -----
Net Cash Flow Used For Investing Activities.................   (273)    (421)    (323)
                                                              -----    -----    -----
Cash and Cash Equivalents From Financing Activities
  Proceeds from borrowings..................................     --       --        2
  Repayments of long-term debt..............................    (13)     (12)     (13)
  Cash distributions paid to unitholders....................     (8)    (105)     (67)
                                                              -----    -----    -----
Net Cash Flow Used For Financing Activities.................    (21)    (117)     (78)
                                                              -----    -----    -----
Changes in Cash and Cash Equivalents........................      4       --       (6)
Cash and Cash Equivalents at Beginning of Year..............      2        2        8
                                                              -----    -----    -----
Cash and Cash Equivalents at End of Year....................  $   6    $   2    $   2
                                                              =====    =====    =====

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Control

     Sun Energy Partners, L.P. (Sun Energy Partners) engages in the oil and gas exploration and production business in the United States. Prior to February 26, 1999, Oryx Energy Company (Oryx) controlled Sun Energy Partners and was its managing general partner. On that date, Kerr-McGee Corporation (Kerr-McGee) became managing general partner following its merger with Oryx, and Kerr-McGee now controls Sun Energy Partners. The Company refers to Oryx prior to February 26, 1999 and to Kerr-McGee since February 26, 1999. As of December 31, 1998, the Company owned 98.2 percent of Sun Energy Partners. The remaining 1.8 percent interest is comprised of limited partnership interests held by public unitholders in the form of depositary units (Units).

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

          Leasehold Impairment and Depreciation, Depletion and
     Amortization. Periodic valuation provisions for impairment of capitalized costs of unproved properties are expensed. The acquisition costs of proved properties are depleted by the unit-of-production method based on proved reserves by field. Capitalized exploratory drilling costs which result in the addition of proved reserves and development costs are amortized by the unit-of-production method based on proved developed reserves by field. In addition, unamortized capital costs at a field level are reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value.

                           SUN ENERGY PARTNERS, L.P.

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          Dismantlement, Restoration and Abandonment Costs. Such costs are estimated and accrued as a component of depreciation, depletion and amortization expense; actual costs are charged to the accrual.

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

     Investment in Affiliate

     Effective in 1988, Oryx Energy Company issued three million shares of its $1 par value common stock to an operating partnership of the Partnership in exchange for certain assets. These shares were converted into 1,107,000 shares of Kerr-McGee common stock consistent with the terms of the Kerr-McGee/Oryx merger agreement (Note 14) and continue to be non-voting and legally restricted from disposition. The Partnership accounts for this investment under the cost method, whereby investment income is recognized by the Partnership if and when common dividends are received from the Company.

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

     At December 31, 1998, 1997 and 1996, the Partnership's financial reporting bases of assets and liabilities exceeded the tax bases of its assets and liabilities (net temporary differences) by $654 million, $758 million and $596 million.

     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents includes cash, highly liquid investments with remaining maturities of less than 3 months (see "Cash Equivalents", above) and advances to affiliate.

     Interest paid totaled $20 million, $15 million and $17 million in 1998, 1997 and 1996.

     Sales of Oil and Gas

     Sales of oil and gas are recorded on the entitlement method. Differences between actual production and entitlements result in a receivable when underproduction occurs and a payable when overproduction occurs.

     During 1998, 1997 and 1996, sales of oil to the Partnership's top purchaser totaled approximately 16 percent, 18 percent and 8 percent, and sales of natural gas to the Partnership's top purchaser totaled 50 percent, 52 percent and 51 percent. The Partnership believes that the loss of any major purchaser would not have a material adverse effect on its business.

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

     The Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. Total comprehensive income and net loss are identical for the year ended December 31, 1998. Additionally, in January 1998, the Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," resulting in the restatement of selected operating information in years prior to 1998. In December 1997, the Partnership adopted SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material change.

2)  FINANCIAL INSTRUMENTS

     Derivatives

     As discussed in Note 1, the Partnership enters into hedging arrangements for crude oil and natural gas prices with major financial institutions. The Partnership does not enter into derivative transactions for trading purposes.

     At December 31, 1998, the Partnership was a party to crude oil collar contracts to hedge about 7 percent of its estimated 1999 crude oil production at an average floor price of $15.85 per barrel and an average ceiling price of $17.35 per barrel. Approximately 31 percent of its estimated 1999 natural gas production was hedged at an average floor price of $2.29 per mmbtu and an average ceiling price of $2.47 per mmbtu. At December 31, 1997, the Partnership was a party to crude oil and natural gas contracts to hedge about 9 percent of its estimated 1998 crude oil production at an average floor price of $20.17 per barrel and an average ceiling price of $21.24 per barrel and 20 percent of its estimated 1998 natural gas production at an average floor price of $2.19 per mmbtu and an average ceiling price of $2.40 per mmbtu. These arrangements serve to reduce the volatility associated with prices of crude oil and natural gas. The aggregate carrying values of these assets at December 31, 1998 and 1997 were $7 million and $2 million and the aggregate fair values, subject to daily fluctuation, based on quotes from brokers, were approximately $18 million and $5 million.

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

                           SUN ENERGY PARTNERS, L.P.

2)  FINANCIAL INSTRUMENTS (CONTINUED)
     Other Financial Instruments

     At December 31, 1998 and 1997, the carrying values of the Partnership's long-term debt, including amounts due within one year, were $39 million and $52 million (Note 8). At December 31, 1998 and 1997, the aggregate fair values of the Partnership's long-term debt were approximately $41 million and $55 million, estimated primarily based on current rates offered to the Partnership for debt of the same remaining maturities.

3)  RELATED PARTY TRANSACTIONS

     Advances to/from Affiliate

     The Company has served as the Partnership's lender and borrower of funds and a clearing-house for the settlement of intercompany receivables and payables. Deposits earn interest at a rate equal to the rate paid by a major money market fund. Demand loans bear interest at a rate based on the prime rate.

     Long-Term Debt Due Affiliate

     The Partnership is indebted to the Company under a 9.75% note due 1999-2001 (Note 8).

     Sales of Natural Gas

     During the fourth quarter of 1995, the Partnership, Apache Corporation and Parker & Parsley Petroleum Company formed Producers Energy Marketing Company, LLC (ProEnergy) to jointly market natural gas. Full operations commenced in April 1996. In 1997, Pioneer Natural Resources Company (formerly Parker & Parsley Petroleum Company) terminated its relationship with ProEnergy. As of December 31, 1997 the Partnership had an ownership interest of 40 percent in ProEnergy; however, ownership varied based on the Partnership's share of natural gas throughput for the preceding quarter. The Partnership accounted for its investment in ProEnergy using the equity method, and as of December 31, 1997 had an investment in ProEnergy of $4 million. The Partnership sold substantially all of its natural gas production to ProEnergy at index prices. On June 18, 1998, the Partnership sold its interest in ProEnergy at a gain of $15 million and entered into an agreement with the purchaser whereby the purchaser would market the Partnership's gas production for up to ten years through ProEnergy. Natural gas sales to ProEnergy totaled $82 million for the six months ended June 30, 1998, $219 million for the year ended December 31, 1997 and $193 million for the nine months ended December 31, 1996. At December 31, 1997, the Partnership had an outstanding receivable balance of $22 million from ProEnergy. On June 30, 1998, the Partnership had an outstanding receivable balance of $19 million from ProEnergy which was subsequently collected.

     Direct and Indirect Cost

     The Company is reimbursed by the Partnership for all direct costs incurred in performing management functions and indirect costs (including payroll and payroll related costs and the cost of postemployment benefits and management incentive plans) allocable to the Partnership. The full cost of direct and indirect costs incurred on behalf of the Partnership by the Company is allocated to the Partnership based on services rendered and extent of use. Such costs, which are charged principally to production cost, exploration cost and general and administrative expense, totaled $57 million, $61 million and $61 million for the years 1998, 1997 and 1996. The Company does not receive any carried interests, promotions, back-ins or other similar compensation as the general partner of the Partnership.

                           SUN ENERGY PARTNERS, L.P.

3)  RELATED PARTY TRANSACTIONS (CONTINUED)
     Interest Income

     Interest income received from the Company, which is reflected in "Other-net" in the Consolidated Statements of Income, was earned on advances to the Company and totaled $3 million, $4 million and $4 million during the years 1998, 1997 and 1996.

     Interest Cost

     Interest cost paid to the Company, which is included in "Interest and debt expense" in the Consolidated Statements of Income, was primarily incurred on long-term debt and advances due the Company and totaled $20 million, $14 million and $16 million during the years 1998, 1997 and 1996 (Note 8).

4)  OTHER-NET

     Other-net consists of the following:

                                                              1998    1997    1996
                                                              -----   -----   -----
                                                              (MILLIONS OF DOLLARS)
Interest income.............................................   $ 3    $  4    $  4
Gain (loss) on sale of assets...............................    21      (5)     (2)
Miscellaneous...............................................    (2)     (9)    (16)
                                                               ---    ----    ----
                                                               $22    $(10)   $(14)
                                                               ===    ====    ====

5)  PRODUCTION TAXES

     Production taxes consisted of the following:

                                                              1998     1997     1996
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Severance...................................................   $15      $28      $29
Property taxes..............................................    11       11        9
                                                               ---      ---      ---
                                                               $26      $39      $38
                                                               ===      ===      ===

                           SUN ENERGY PARTNERS, L.P.

6)  PROPERTIES, PLANTS AND EQUIPMENT

     At December 31, the Partnership's properties, plants and equipment and accumulated depreciation, depletion and amortization were as follows:

                                                                1998         1997
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
Gross Investment
  Proved properties.........................................   $3,716       $3,840
  Unproved properties.......................................      126           75
  Other.....................................................       11            8
                                                               ------       ------
                                                                3,853        3,923
                                                               ------       ------
Less Accumulated Depreciation, Depletion and Amortization
  Proved properties*........................................    2,628        2,666
  Other.....................................................        4            3
                                                               ------       ------
                                                                2,632        2,669
                                                               ------       ------
Net Investment..............................................   $1,221       $1,254
                                                               ======       ======

------------------------------

* Includes $28 million for dismantlement, restoration and abandonment at December 31, 1998 and 1997.

     As a result of an impairment test related to the application of SFAS No. 121, the Partnership reported a non-cash write-down of assets of $75 million in 1998. The Partnership deemed that certain of its oil and gas fields, primarily offshore, were impaired because the assets were no longer expected to recover their net book value through future estimated cash flows. The lower estimated cash flows result primarily from continued weakness in oil and gas prices. In addition, minor downward reserve revisions were deemed necessary for certain oil and gas fields. The prices used in performing the impairment analysis of future cash flows are the Partnership's investment guideline prices, developed internally giving consideration to currently available price forecasts for 1999 of $13.00 to $17.50 per barrel and $1.80 to $2.40 per mmbtu as published by various energy industry consultants and investment banks. The Partnership used crude oil prices of $14.50 per barrel in 1999 escalating to $18.50 per barrel in 2001 and increased by $.50 per barrel annually thereafter and natural gas prices of $2.10 per mmbtu in 1999 escalating to $2.20 per mmbtu in 2000 and increased by $.05 per mmbtu annually thereafter. A discount rate of 10% based on the Partnership's approximate weighted-average cost of capital was used. The Partnership used proven reserves and probable reserves when justified by actual drilling results and planned additional drilling. The impairment loss is included in "Depreciation, depletion and amortization" in the Consolidated Statements of Income. The impairment represents about 6% of the Partnership's oil and gas assets.

7)  ACCRUED LIABILITIES

     At December 31, the Partnership's accrued liabilities were comprised of the following:

                                                              1998    1997
                                                              ----    ----
                                                              (MILLIONS OF
                                                                DOLLARS)
Drilling and operating costs................................  $46     $62
Taxes payable...............................................    4      13
Other.......................................................   --       9
                                                              ---     ---
                                                              $50     $84
                                                              ===     ===

                           SUN ENERGY PARTNERS, L.P.

8)  LONG-TERM DEBT

     At December 31, the Partnership's long-term debt consisted of the following:

                                                              1998    1997
                                                              ----    ----
                                                              (MILLIONS OF
                                                                DOLLARS)
9.75% note payable to affiliate, due 1999-2001, payable in
  quarterly installments....................................  $38     $51
Capitalized lease obligations due 1999......................    1       1
                                                              ---     ---
                                                               39      52
Less: Current portion of note payable to affiliate..........   14      13
      Current portion of capitalized lease obligations......    1       1
                                                              ---     ---
                                                              $24     $38
                                                              ===     ===

     Repayment obligations under the Partnership's long-term debt due affiliate are $14 million, $16 million, and $8 million in 1999, 2000 and 2001.

9)  COMMITMENTS AND CONTINGENT LIABILITIES

     The Partnership has operating leases for office space and other property and equipment. Total rental expense for such leases for the years 1998, 1997 and 1996 was $13 million, $12 million and $15 million. Under contracts existing as of December 31, 1998, future minimum annual rentals applicable to noncancellable operating leases that have initial or remaining lease terms in excess of 1 year were as follows (in millions of dollars):

Year Ending December 31:
  1999......................................................  $ 3
  2000......................................................    2
  2001......................................................    2
  2002......................................................    1
                                                              ---
     Total minimum payments required........................  $ 8
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

                           SUN ENERGY PARTNERS, L.P.

10)  PARTNERS' CAPITAL

                                                     LIMITED PARTNERS                        GENERAL PARTNER
                                  -------------------------------------------------------   -----------------
                                                       ORYX ENERGY                             ORYX ENERGY
                                      PUBLIC             COMPANY              TOTAL              COMPANY              TOTAL
                                  ---------------   -----------------   -----------------   -----------------   -----------------
                                  UNITS   DOLLARS    UNITS    DOLLARS    UNITS    DOLLARS    UNITS    DOLLARS    UNITS    DOLLARS
                                  -----   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                             (DOLLARS IN MILLIONS, UNITS IN THOUSANDS)
December 31, 1995...............  7,543     $14     121,628    $243     129,171    $257     292,000    $582     421,171   $  839
  Cash distributions............    --       (1)         --     (20)         --     (21)         --     (46)         --      (67)
  Net income....................    --        5          --      72          --      77          --     171          --      248
                                  -----     ---     -------    ----     -------    ----     -------    ----     -------   ------
December 31, 1996...............  7,543      18     121,628     295     129,171     313     292,000     707     421,171    1,020
  Cash distributions............    --       (2)         --     (30)         --     (32)         --     (73)         --     (105)
  Net income....................    --        4          --      69          --      73          --     166          --      239
                                  -----     ---     -------    ----     -------    ----     -------    ----     -------   ------
December 31, 1997...............  7,543      20     121,628     334     129,171     354     292,000     800     421,171    1,154
  Cash distributions............    --       --          --      (2)         --      (2)         --      (6)         --       (8)
  Net loss......................    --       (1)         --     (13)         --     (14)         --     (30)         --      (44)
                                  -----     ---     -------    ----     -------    ----     -------    ----     -------   ------
December 31, 1998...............  7,543     $19     121,628    $319     129,171    $338     292,000    $764     421,171   $1,102
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

     Sun Energy Partners' quarterly cash distributions per unit for the years 1998, 1997 and 1996 were as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
First Quarter...............................................  $.02    $.15    $.02
Second Quarter..............................................    --     .08     .07
Third Quarter...............................................    --     .02     .06
Fourth Quarter..............................................    --      --     .01
                                                              ----    ----    ----
     Total..................................................  $.02    $.25    $.16
                                                              ====    ====    ====

12)  DEFERRED CREDITS AND OTHER LIABILITIES

     At December 31, the Partnership's deferred credits and other liabilities were comprised of the following:

                                                              1998    1997
                                                              ----    ----
                                                              (MILLIONS OF
                                                                DOLLARS)
Accrued environmental cleanup costs.........................  $14     $15
Other.......................................................   23      34
                                                              ---     ---
                                                              $37     $49
                                                              ===     ===

     Environmental cleanup costs have been accrued in response to the identification of several sites that require cleanup based on environmental pollution, some of which have been designated as superfund sites by the Environmental Protection Agency (EPA). The Partnership has been named as a Potentially Responsible Party (PRP) at four sites pursuant to the Comprehensive Environmental Response, Compensation, and

                           SUN ENERGY PARTNERS, L.P.

12)  DEFERRED CREDITS AND OTHER LIABILITIES (CONTINUED)
Liability Act of 1980, as amended. At two of these sites, the Partnership has been named as a de minimis party and therefore expects its liability to be small. At a third site, the Partnership is reviewing its options and anticipates that it will participate in steering committee activities with the EPA. At the fourth and largest site, the Operating Industries, Inc. site in California, the Partnership has participated in a steering committee consisting of 139 companies. The steering committee and other PRPs previously entered into two partial consent decrees with the EPA providing for remedial actions which have been or are to be completed. The steering committee has successfully negotiated a third partial consent decree which provides for the following remedial actions: a clay cover, methane capturing wells and leachate destruction facilities. The remaining work at the site involves groundwater evaluation and long-term operation and maintenance. The Partnership is a member of the group that is responsible for carrying out the first phase of the work, which is expected to take 5 to 8 years. Completion of all phases is estimated to take up to 30 years. The maximum liability of the group, which is joint and several for each member of the group, is expected to range from approximately $450 million to $600 million, of which the Partnership's share is expected to be approximately $10 million. Cleanup costs are payable over the period that the work is completed.

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

     In October 1996, Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," was issued. It required companies to recognize the costs of environmental remediation on an accrual basis. The Partnership has and continues to recognize the costs required by the SOP, therefore, adoption in 1997 had no material impact on its financial position or results of operations.

13)  GEOGRAPHIC SEGMENT INFORMATION

     Sales of oil to the Partnership's top purchaser in 1998, 1997 and 1996 totaled approximately 16, 18 and 8 percent of oil revenue. Sales of gas to the Partnership's top purchaser in 1998, 1997 and 1996 totaled approximately 50, 52 and 51 percent of gas revenue. The Partnership believes that the loss of any major purchaser would not have a material adverse effect on the Partnership's business.

                           SUN ENERGY PARTNERS, L.P.

13)  GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)
     Financial information by segment, as utilized by management of the Company for making operating decisions, for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                           ONSHORE    OFFSHORE    TOTAL
                                                           -------    --------    ------
                                                               (MILLIONS OF DOLLARS)
December 31, 1998
  Revenues
     Oil and gas.........................................   $283       $ 218      $  501
     Gain on sale of assets..............................     21          --          21
     Other...............................................     (2)         --          (2)
                                                            ----       -----      ------
  Total Revenues.........................................    302         218         520
                                                            ----       -----      ------
  Operating Expenses
     Operating costs.....................................     69          57         126
     Production taxes....................................     26          --          26
     Exploration costs...................................     26          70          96
     Depreciation, depletion and amortization............     78         193         271
                                                            ----       -----      ------
  Total Operating Expenses...............................    199         320         519
                                                            ----       -----      ------
  Operating Profit (Loss)................................   $103       $(102)          1
                                                            ====       =====
     General and administrative expense..................                            (40)
     Interest, net.......................................                             (5)
                                                                                  ------
  Net Loss...............................................                         $  (44)
                                                                                  ======
  Capital Expenditures...................................   $ 70       $ 297*     $  367
                                                            ====       =====      ======
  Total Assets...........................................   $654       $ 720      $1,374
                                                            ====       =====      ======

------------------------------

* Includes capitalized interest of $12 million.

                           SUN ENERGY PARTNERS, L.P.

13)  GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                           ONSHORE    OFFSHORE    TOTAL
                                                           -------    --------    ------
                                                               (MILLIONS OF DOLLARS)
December 31, 1997
  Revenues
     Oil and gas.........................................   $440       $ 298      $  738
     Loss on sale of assets..............................     (5)         --          (5)
     Other...............................................     (9)         --          (9)
                                                            ----       -----      ------
  Total Revenues.........................................    426         298         724
                                                            ----       -----      ------
  Operating Expenses
     Operating costs.....................................     79          59         138
     Production taxes....................................     39          --          39
     Exploration costs...................................     13          48          61
     Depreciation, depletion and amortization............     90         120         210
                                                            ----       -----      ------
  Total Operating Expenses...............................    221         227         448
                                                            ----       -----      ------
  Operating Profit.......................................   $205       $  71         276
                                                            ====       =====
     General and administrative expense..................                            (41)
     Interest, net.......................................                              4
                                                                                  ------
  Net Income.............................................                         $  239
                                                                                  ======
  Capital Expenditures...................................   $126       $ 284*     $  410
                                                            ====       =====      ======
  Total Assets...........................................   $788       $ 680      $1,468
                                                            ====       =====      ======

------------------------------

* Includes capitalized interest of $15 million.

                           SUN ENERGY PARTNERS, L.P.

13)  GEOGRAPHIC SEGMENT INFORMATION (CONTINUED)

                                                           ONSHORE    OFFSHORE    TOTAL
                                                           -------    --------    ------
                                                               (MILLIONS OF DOLLARS)
December 31, 1996
  Revenues
     Oil and gas.........................................   $440       $ 260      $  700
     Loss on sale of assets..............................     (2)         --          (2)
     Other...............................................    (16)         --         (16)
                                                            ----       -----      ------
  Total Revenues.........................................    422         260         682
                                                            ----       -----      ------
  Operating Expenses
     Operating costs.....................................     82          57         139
     Production taxes....................................     38          --          38
     Exploration costs...................................      9          33          42
     Depreciation, depletion and amortization............     99          78         177
                                                            ----       -----      ------
  Total Operating Expenses...............................    228         168         396
                                                            ----       -----      ------
  Operating Profit.......................................   $194       $  92         286
                                                            ====       =====
     General and administrative expense..................                            (41)
     Interest, net.......................................                              3
                                                                                  ------
  Net Income.............................................                         $  248
                                                                                  ======
  Capital Expenditures...................................   $ 86       $ 228*     $  314
                                                            ====       =====      ======
  Total Assets...........................................   $792       $ 507      $1,299
                                                            ====       =====      ======

------------------------------

* Includes capitalized interest of $16 million.

14)  SUBSEQUENT EVENTS

     Effective February 26, 1999, Oryx merged into Kerr-McGee.

     On March 9, 1999, Kerr-McGee, as managing general partner, announced that its Board of Directors had approved a plan to merge Sun Energy Partners with Kerr-McGee Energy (an indirect wholly-owned subsidiary of Kerr-McGee). As part of the transaction, each of the publicly held limited partnership units will be converted solely into the right to receive $4.52 in cash, and as a result, Kerr-McGee will own 100% of Sun Energy Partners. The transaction is subject to the expiration of the Hart-Scott-Rodino waiting period and other customary closing conditions and regulatory approvals, and is expected to be completed by the end of the third quarter, 1999.

                           SUN ENERGY PARTNERS, L.P.

                            SUPPLEMENTARY FINANCIAL
                     AND OPERATING INFORMATION (UNAUDITED)

OIL AND GAS DATA

     CAPITALIZED COSTS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
Onshore:
  Proved properties.........................................   $1,881       $2,218
  Unproved properties.......................................        2            4
                                                               ------       ------
  Total capitalized costs...................................    1,883        2,222
  Less accumulated depreciation, depletion and
     amortization...........................................    1,450        1,680
                                                               ------       ------
  Net capitalized costs.....................................   $  433       $  542
                                                               ======       ======
Offshore:
  Proved properties.........................................   $1,835       $1,622
  Unproved properties.......................................      124           71
                                                               ------       ------
  Total capitalized costs...................................    1,959        1,693
  Less accumulated depreciation, depletion and
     amortization...........................................    1,178          986
                                                               ------       ------
  Net capitalized costs.....................................   $  781       $  707
                                                               ======       ======

     COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                              1998     1997     1996
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Onshore:
  Property acquisition costs:
     Proved.................................................  $ --     $  9     $  6
     Unproved...............................................    --        2       --
  Exploration costs.........................................    23       13       12
  Development costs.........................................    68      111       76
                                                              ----     ----     ----
                                                              $ 91     $135     $ 94
                                                              ====     ====     ====
Offshore:
  Property acquisition costs:
     Proved.................................................  $  2     $ --     $ --
     Unproved...............................................    62       30       24
  Exploration costs.........................................    70       77       33
  Development costs*........................................   173      185      166
                                                              ----     ----     ----
                                                              $307     $292     $223
                                                              ====     ====     ====

---------------
* Excludes capitalized interest of $12 million, $15 million and $16 million for 1998, 1997 and 1996.

     EXPLORATION COSTS

                                                              1998     1997     1996
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Onshore
  Dry hole costs............................................   $ 6      $--      $--
  Leasehold impairment......................................     7        4        1
  Geological and geophysical................................    12       10        9
                                                               ---      ---      ---
                                                               $25      $14      $10
                                                               ===      ===      ===
Offshore
  Dry hole costs............................................   $39      $23      $18
  Geological and geophysical................................    29       21       13
  Other.....................................................     3        3        1
                                                               ---      ---      ---
                                                               $71      $47      $32
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

     There has been no favorable or adverse event that has caused a significant change in estimated proved reserves since December 31, 1998. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore and offshore within the United States.

                                       CRUDE OIL AND CONDENSATE          NATURAL GAS LIQUIDS                 NATURAL GAS*
                                        (MILLIONS OF BARRELS)           (MILLIONS OF BARRELS)          (BILLIONS OF CUBIC FEET)
                                     ----------------------------    ----------------------------    ----------------------------
                                     ONSHORE    OFFSHORE    TOTAL    ONSHORE    OFFSHORE    TOTAL    ONSHORE    OFFSHORE    TOTAL
                                     -------    --------    -----    -------    --------    -----    -------    --------    -----
PROVED RESERVES
BALANCE AT DECEMBER 31, 1995.......    120         66        186       15           3        18        813        472       1,285
Revisions of previous estimates....      5          4          9        3          (1)        2        (10)       (12)        (22)
Improved recovery..................      1         --          1       --          --        --         --         --          --
Purchases of minerals in place.....      3         --          3       --          --        --          8         --           8
Sales of minerals in place.........     (3)        --         (3)      --          --        --        (26)        (6)        (32)
Extensions and discoveries.........      2          3          5        2          --         2         56         45         101
Production.........................    (10)        (6)       (16)      (2)         --        (2)      (110)       (68)       (178)
                                       ---         --        ---       --          --        --       ----        ---       -----
BALANCE AT DECEMBER 31, 1996.......    118         67        185       18           2        20        731        431       1,162
Revisions of previous estimates....      2          2          4        2          --         2         14        (23)         (9)
Improved recovery..................      3         --          3        1          --         1          8          3          11
Purchases of minerals in place.....      4         --          4        1          --         1         16          3          19
Sales of minerals in place.........     --         --         --       --          --        --         (3)        --          (3)
Extensions and discoveries.........      1         19         20        1          --         1         37        153         190
Production.........................    (10)        (7)       (17)      (3)         --        (3)      (106)       (71)       (177)
                                       ---         --        ---       --          --        --       ----        ---       -----
BALANCE AT DECEMBER 31, 1997.......    118         81        199       20           2        22        697        496       1,193
Revisions of previous estimates....      1          5          6        1          (1)       --         32        (37)         (5)
Improved recovery..................     --         --         --       --          --        --         --         --          --
Purchases of minerals in place.....     --         --         --       --          --        --         --          4           4
Sales of minerals in place.........    (12)        --        (12)      --          --        --        (80)        --         (80)
Extensions and discoveries.........     --         12         12        1          --         1         28         79         107
Production.........................     (9)        (7)       (16)      (3)         --        (3)       (78)       (57)       (135)
                                       ---         --        ---       --          --        --       ----        ---       -----
BALANCE AT DECEMBER 31, 1998.......     98         91        189       19           1        20        599        485       1,084
                                       ===         ==        ===       ==          ==        ==       ====        ===       =====

                                       CRUDE OIL AND CONDENSATE          NATURAL GAS LIQUIDS                 NATURAL GAS*
                                        (MILLIONS OF BARRELS)           (MILLIONS OF BARRELS)          (BILLIONS OF CUBIC FEET)
                                     ----------------------------    ----------------------------    ----------------------------
                                     ONSHORE    OFFSHORE    TOTAL    ONSHORE    OFFSHORE    TOTAL    ONSHORE    OFFSHORE    TOTAL
                                     -------    --------    -----    -------    --------    -----    -------    --------    -----
Proved Developed Reserves At:
  December 31, 1995................     99         16        115       13          --        13        638        234         872
  December 31, 1996................    101         16        117       14          --        14        603        205         808
  December 31, 1997................    101         20        121       16          --        16        575        174         749
  December 31, 1998................     85         21        106       15          --        15        491        144         635

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

     The standardized measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Summary of Significant Accounting
Policies -- Income Taxes in Note 1 to the Consolidated Financial Statements.) The year-end realized prices were $8.86 and $17.16 per barrel of oil and $1.82 and $2.29 per mcf of gas for 1998 and 1997.

                                                         ONSHORE    OFFSHORE     TOTAL
                                                         -------    --------    -------
                                                             (MILLIONS OF DOLLARS)
1998
Future cash inflows....................................  $ 2,112     $1,741     $ 3,853
Future production and development costs................     (951)      (787)     (1,738)
                                                         -------     ------     -------
Future net cash flows..................................    1,161        954       2,115
Discount at 10 percent.................................     (484)      (353)       (837)
                                                         -------     ------     -------
Standardized measure...................................  $   677     $  601     $ 1,278
                                                         =======     ======     =======
1997
Future cash inflows....................................  $ 3,870     $2,663     $ 6,533
Future production and development costs................   (1,508)      (999)     (2,507)
                                                         -------     ------     -------
Future net cash flows..................................    2,362      1,664       4,026
Discount at 10 percent.................................   (1,001)      (549)     (1,550)
                                                         -------     ------     -------
Standardized measure...................................  $ 1,361     $1,115     $ 2,476
                                                         =======     ======     =======

     SUMMARY OF CHANGES IN THE STANDARDIZED MEASURE

                                                          1998       1997       1996
                                                         -------    -------    ------
                                                            (MILLIONS OF DOLLARS)
Balance, beginning of year.............................  $ 2,476    $ 4,183    $2,341
Increase (decrease) in discounted future net cash
  flows:
  Sales of oil and gas production, net of related
     costs.............................................     (349)      (561)     (523)
  Revisions to estimates of proved reserves:
     Prices net of production taxes....................   (1,195)    (2,023)    1,724
     Development costs.................................     (225)      (167)       (9)
     Production costs..................................      208         (1)      (31)
     Quantities........................................       22         25        59
     Other.............................................     (190)       (52)     (213)
  Extensions, discoveries and improved recovery, less
     related costs.....................................      142        353       336
  Development costs incurred during the period.........      241        296       242
  Purchases of reserves in place.......................        3         26        38
  Sales of reserves in place...........................      (95)        (1)       (8)
  Accretion of discount................................      240        398       227
                                                         -------    -------    ------
Balance, end of year...................................  $ 1,278    $ 2,476    $4,183
                                                         =======    =======    ======

QUARTERLY FINANCIAL INFORMATION

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
                                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                    --------   -------   ------------   -----------
                                                    (MILLIONS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)
Revenue:
  1998............................................    $146      $138         $116          $ 123
                                                      ====      ====         ====          =====
  1997............................................    $200      $169         $169          $ 190
                                                      ====      ====         ====          =====
Gross profit:*
  1998............................................    $  3      $ 28         $ 16          $ (65)
                                                      ====      ====         ====          =====
  1997............................................    $ 98      $ 58         $ 69          $  67
                                                      ====      ====         ====          =====
Net income (loss):
  1998............................................    $ --      $ 28         $  3          $ (75)
                                                      ====      ====         ====          =====
  1997............................................    $ 83      $ 48         $ 51          $  57
                                                      ====      ====         ====          =====
Net income (loss)per unit:
  1998............................................    $ --      $.07         $.01          $(.18)
                                                      ====      ====         ====          =====
  1997............................................    $.20      $.11         $.12          $ .14
                                                      ====      ====         ====          =====

------------------------------

* Gross profit equals oil and gas revenues plus gas plant margins less production cost, exploration cost and depreciation, depletion and amortization.

QUARTERLY OPERATING INFORMATION

                                                                 QUARTER ENDED
                                            --------------------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    YEAR
                                            --------   -------   ------------   -----------   ------
Crude oil and condensate:
  Net production (thousand barrels daily):
     1998.................................       48        45           41            43          44
     1997.................................       41        45           49            49          46
  Average price (per barrel):
     1998.................................   $15.05    $13.47       $13.12        $12.51      $13.58
     1997.................................   $21.19    $18.20       $17.81        $18.21      $18.75
Natural gas:
  Net production (million cubic feet
     daily):
     1998.................................      378       381          366           361         371
     1997.................................      507       500          470           462         485
  Average price (per thousand cubic feet):
     1998.................................   $ 2.16    $ 2.11       $ 2.00        $ 2.11      $ 2.10
     1997.................................   $ 2.77    $ 2.05       $ 2.22        $ 2.55      $ 2.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no employees. The Company, as the managing general partner of the Partnership, has the responsibility for the Partnership's conduct of operations. Set forth below is information as of March 1, 1999 concerning the 14 directors of the Company and the 13 executive officers of the Company (3 of which are also directors). All elected executive officers of the Company are elected annually by the Board of Directors of the Company. The directors are divided into 3 classes with approximately one-third of the directors constituting the Board being elected each year to serve a three-year term. Class I directors (whose term expires in 2002) are Mr. McDaniel, Mr. Murphy, Mr. Simmons and Mr. White-Thomson. Class II directors (whose term expires in 2000) are Dr. Earle, Dr. Jischke, Mr. Keiser, Mr. Richie and Mr. Rompala. Class III directors (whose term expires in 2001) are Mr. Bradford, Mr. Corbett, Mr. Genever-Watling, Mr. Morris and Ms. Walters.

                NAME, AGE AND                               BUSINESS EXPERIENCE DURING
          POSITION WITH THE COMPANY                               PAST FIVE YEARS
          -------------------------                         --------------------------
William E. Bradford, 64......................  Chairman, Halliburton Company, a provider of energy
  Director                                       and energy services from 1998; Chairman and Chief
                                                 Executive Officer of Dresser Industries, Inc., now
                                                 merged with Halliburton Company, from 1996 to 1998;
                                                 President and Chief Operating Officer of Dresser
                                                 Industries, Inc. from 1992 to 1995.
George D. Christiansen, 54...................  Vice President since March 1998; Vice President,
  Vice President, Safety and Environmental       Environmental Assessment and Remediation from
                                                 January 1996 to March 1998; Vice President,
                                                 Minerals Exploration, Hydrology and Real Estate,
                                                 Safety and Environmental Affairs Division from 1994
                                                 to 1996; Vice President, Exploration, Minerals
                                                 Exploration Division from 1980 to 1994.
Luke R. Corbett, 52..........................  Chief Executive Officer of Kerr-McGee since February
  Chief Executive Officer and Director           27, 1999; Chairman of the Board and Chief Executive
                                                 Officer from 1997 to February 26, 1999; President
                                                 and Chief Operating Officer from 1995 through
                                                 January 1997; Group Vice President from 1992 to
                                                 1995.
Kenneth W. Crouch, 55........................  Senior Vice President of Kerr-McGee since 1996;
  Senior Vice President                          Senior Vice President, Exploration, Kerr-McGee Oil
                                                 & Gas Corporation since 1996; Senior Vice
                                                 President, North America and International
                                                 Exploration, Exploration and Production Division
                                                 from 1995 to 1996; Vice President and Managing
                                                 Director of Exploration for North Sea Operation,
                                                 Exploration and Production Division from 1993 to
                                                 1995.

                NAME, AGE AND                               BUSINESS EXPERIENCE DURING
          POSITION WITH THE COMPANY                               PAST FIVE YEARS
          -------------------------                         --------------------------
Sylvia A. Earle, 63..........................  Chair, Deep Ocean Exploration and Research, Inc.,
  Director                                       since 1992; Explorer-in-Residence for the National
                                                 Geographic Society since 1998; Chair of the Sea
                                                 Change Trust, a non-profit scientific research
                                                 organization from 1993 to 1995; Advisor to the
                                                 Administrator from 1992 to 1993; and Chief
                                                 Scientist of the National Oceanic and Atmospheric
                                                 Administration from 1990 to 1992.
David C. Genever-Watling, 53.................  Managing Director, SMG Management L.L.C., an
  Director                                       investment firm, since 1997; President and Chief
                                                 Executive Officer of General Electric Industrial
                                                 and Power Systems from 1992 to 1995.
Julius C. Hilburn, 48........................  Vice President, Human Resources since 1996; Manager,
  Vice President, Human Resources                Benefits Administration from 1992 to 1996.
Russell G. Horner, Jr., 59...................  Senior Vice President and Corporate Secretary of
  Senior Vice President, General Counsel and     Kerr-McGee since 1997; General Counsel since 1986;
  Corporate Secretary                            Vice President form 1986 to 1997.
Martin C. Jischke, 57........................  President of Iowa State University since 1991.
  Director
Robert L. Keiser, 56.........................  Chairman of the Board of Kerr-McGee Corporation since
  Chairman of the Board                          February 27, 1999; Chairman of the Board and Chief
                                                 Executive Officer of Oryx Energy Company from 1994
                                                 to February 26, 1999.
Deborah A. Kitchens, 42......................  Vice President and Controller since 1996; Controller,
  Vice President and Controller                  Exploration and Production Division from 1992 to
                                                 1996.
John C. Linehan, 59..........................  Executive Vice President of Kerr-McGee since 1997;
  Executive Vice President and Chief             Chief Financial Officer since 1987; Senior Vice
  Financial Officer                              President from 1987 to 1997.
Tom J. McDaniel, 60..........................  Vice Chairman of the Board of Kerr-McGee since
  Vice Chairman and Director                     February 1997; Senior Vice President and Corporate
                                                 Secretary from 1989 through January 1997.
William C. Morris, 60........................  Chairman of the Board of J. & W. Seligman & Co.,
  Director                                       Inc., an investment firm; Chairman of the Board of
                                                 Tri-Continental Corporation and Chairman of the
                                                 Boards of the companies in the Seligman family of
                                                 investment companies, all since December 1988.
                                                 Chairman of the Board of Carbo Ceramics, Inc. since
                                                 1987.

                NAME, AGE AND                               BUSINESS EXPERIENCE DURING
          POSITION WITH THE COMPANY                               PAST FIVE YEARS
          -------------------------                         --------------------------
John J. Murphy, 67...........................  Managing Director of SMG Management L.L.C., an
  Director                                       investment firm, since January 1997; Chairman of
                                                 the Board of Dresser Industries, Inc., hydrocarbon
                                                 energy products and services, from 1983 through
                                                 November 1996; Chief Executive Officer of Dresser
                                                 Industries, Inc. from 1983 to 1995.
John M. Rauh, 49.............................  Treasurer since 1996; Vice President since 1987;
  Vice President and Treasurer                   Controller From 1987 to 1996.
Leroy C. Richie, 57..........................  President, Intrepid World Communications since
  Director                                       September 1998; Vice President and General Counsel
                                                 for Automotive Legal Affairs, Chrysler Corporation,
                                                 1990 through December 1997.
Richard R. Rompala, 52.......................  Chairman of the Board, President and Chief Executive
  Director                                       Office of The Valspar Corporation, a manufacturer
                                                 of paints and related coatings, since February
                                                 1998; President and Chief Executive Officer from
                                                 1995 to January 1998; President in 1994; Group Vice
                                                 President of PPG Industries from 1987 to 1994.
Matthew R. Simmons, 55.......................  President of Simmons & Company International, a
  Director                                       specialized investment banking firm that serves the
                                                 worldwide energy service industry, since founding
                                                 the company in 1974.
Jean B. Wallace, 44..........................  Vice President, General Administration since 1996;
  Vice President, General Administration         Vice President, Human Resources from 1989 to 1996.
Farah M. Walters, 54.........................  President and Chief Executive Officer of University
  Director                                       Hospitals Health System of Cleveland, Ohio since
                                                 1992.
Michael G. Webb, 51..........................  Senior Vice President of Kerr-McGee since 1993;
  Senior Vice President                          Senior Vice President, Exploration, Exploration and
                                                 Production Division from 1993 to 1996.
Ian L. White-Thomson, 62.....................  Chairman of U.S. Borax, Inc.,a provider of borax and
  Director                                       borate products since 1996; President and Chief
                                                 Executive from 1996 to 1999; Chief Executive
                                                 Officer of Rio Tinto Borax Ltd. since 1995.
W. Peter Woodward, 50........................  Senior Vice President of Kerr-McGee since June 1997;
  Senior Vice President                          Senior Vice President of Kerr-McGee Chemical
                                                 Corporation since June 1997; Senior vice president,
                                                 Chemical Marketing of Kerr-McGee Chemical
                                                 Corporation from may 1996 through May 1997.
                                                 Director, Pigment Business Management of Kerr-McGee
                                                 Chemical Corporation from 1993 through April 1996.

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

     The Partnership reimburses the Company for all direct costs and indirect costs associated with the Partnership's activities. For the year 1998, the Company received $57 million as reimbursement of costs allocable to the Partnership. Such amounts included salaries of employees and allocations of certain executive and administrative expenses. The aggregate amount reimbursed by the Partnership to the Company in 1998 for the salaries of the Chief Executive Officer of the Partnership and each of the four most highly compensated executive officers of the Partnership other than the Chief Executive Officer was approximately $1 million. (See Note 3 to the Consolidated Financial Statements.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information regarding beneficial ownership of the limited partnership units of Sun Energy Partners, L.P. as of March 1, 1999.

                       UNITS OF SUN ENERGY PARTNERS, L.P.

                                                               NUMBER OF    PERCENT OF
                      BENEFICIAL OWNER                           UNITS        CLASS
                      ----------------                        -----------   ----------
Kerr-McGee Corporation
  123 Robert S. Kerr Avenue
  Oklahoma City, OK 73102...................................  413,627,359     98.2*
All Directors and Executive Officers of Managing General
  Partner (Kerr-McGee Corporation) as a Group (24)..........           --        --

------------------------------

* Assumes that Kerr-McGee Corporation's 292,000,000 general partnership units are converted into limited partnership units of Sun Energy Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In its capacity as managing general partner of the Partnership, the Company controls the Partnership and its operations and has served as a lender and borrower of funds for the Partnership. Following is a table which summarizes lending activities between the Partnership and the Company during the year ended December 31, 1998:

                                              BALANCE DUE                                  BALANCE DUE
                                                 FROM                                         FROM
                                              PARTNERSHIP                                  PARTNERSHIP
                                           DECEMBER 31, 1997   ADDITIONS   REPAYMENTS   DECEMBER 31, 1998
                                           -----------------   ---------   ----------   -----------------
                                                               (MILLIONS OF DOLLARS)
Variable Rate Advances to Oryx Energy
  Company................................        $(49)          $(186)        $147            $(88)
                                                 =====          ======        ====            =====
9.75% Note Payable to Oryx Energy
  Company................................        $(51)          $   --        $ 13            $(38)
                                                 =====          ======        ====            =====

     During 1998, no amounts were owed to the Partnership by the Company for variable rate advances. The largest balance owed to the Company by the Partnership during 1998 resulting from advances from Oryx Energy Company and amounts due under the 9.75% Note Payable was $259 million. Certain information required by this section is included in Notes to the Consolidated Financial Statements. See Notes 1, 3 and 8 included elsewhere in this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following Documents are filed as a part of this report:

          1. Financial Statements:

     See Index to Financial Statements, Supplementary Financial and Operating Information on page 13.

          2. Exhibits:

   2         -- Agreement and Plan of Merger, dated as of March 9, 1999, between Sun Energy Partners, L.P. and Kerr-McGee Energy
                  Corporation
   3(a)      -- Second Amended and Restated Agreement of Limited
                  Partnership of Sun Energy Partners, L.P., dated
                  December 10, 1985 (incorporated by reference to Exhibit
                  3(a) of the Form SE filed March 20, 1986)
   3(a)(i)   -- Amendment No. 1, dated March 9, 1999, to the Second
                  Amended and Restated Agreement of Limited Partnership
                  of Sun Energy Partners, L.P.
   3(b)      -- Certificate of Limited Partnership of Sun Energy
                  Partners, L.P., dated October 1, 1985 (incorporated by
                  reference to Exhibit 3(b) of the Partnership's Form
                  10-K for the one month ended December 31, 1985)
   3(b)(i)   -- Certificate of Amendment, dated March 9, 1999, to the
                  Certificate of Limited Partnership of Sun Energy
                  Partners, L.P.
   4(a)      -- Deposit Agreement, made as of December 3, 1985 among Sun
                  Energy Partners, L.P., Manufacturers Hanover Trust
                  Company, Sun Company, Inc., Oryx Energy Company and All
                  Limited Partners in Sun Energy Partners, L.P.
                  (incorporated by reference to Exhibit 4(a) of the Form
                  SE filed March 20, 1986)
   4(b)      -- Instruments defining the rights of security holders,
                  including indentures: The Partnership will provide
                  copies of the instruments relating to long-term debt to
                  the SEC upon request
  12         -- Computation of Consolidated Ratios of Earnings to Fixed
                  Charges
  21         -- Affiliated Operating Partnerships/Subsidiary Corporations
                  of Sun Energy Partners. L.P. (incorporated by reference
                  to Exhibit 22 of the Form SE filed March 18, 1988)
  24         -- Power of Attorney executed by certain officers and
                  directors of Kerr-McGee Corporation, managing general
                  partner of Sun Energy Partners, L.P.
  27         -- Financial Data Schedule
  99(a)      -- Agreement of Limited Partnership of Sun Operating Limited
                  Partnership dated November 18, 1985, as amended
                  (incorporated by reference to Exhibit 28(a) of the Form
                  SE filed March 20, 1986)
  99(b)      -- Certificate of Limited Partnership of Sun Operating
                  Limited Partnership dated November 19, 1985
                  (incorporated by reference to Exhibit 28(b) of the
                  Partnership's Form 10-K for the one month ended
                  December 31, 1985)
  99(c)      -- Sun Operating Limited Partnership 9.75% Promissory Note
                  (incorporated by reference to Exhibit 28(c) of the
                  Partnership's Annual Report on Form 10-K for the fiscal
                  year ended December 31, 1991, as amended by Amendment
                  No. 1 on Form 8 dated July 17, 1992, Commission File
                  No. 1-9033)
  99(d)      -- Letter Agreement Dated November 21, 1990, Between Oryx
                  Energy Company and Atlantic Richfield Company
                  (incorporated by reference to Exhibit 28(a) of the
                  Partnership's Current Report on Form 8-K dated January
                  31, 1991, Commission File No. 1-9033)
  99(e)      -- Amendment Dated November 28, 1990 to Letter Agreement
                  Dated November 21, 1990, Between Oryx Energy Company
                  and Atlantic Richfield Company (incorporated by
                  reference to Exhibit 28(b) of the Partnership's Current
                  Report on Form 8-K dated January 31, 1991, Commission
                  File No. 1-9033)

     (b) Reports on Form 8-K:

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SUN ENERGY PARTNERS, L.P.

                                            By:      KERR-MCGEE CORPORATION
                                                  (Managing General Partner)

                                            By:     /s/ JOHN C. LINEHAN
                                              ----------------------------------
                                                       John C. Linehan
                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant and in the capacities with Kerr-McGee Corporation, Managing General Partner, and on the date indicated:

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                WILLIAM E. BRADFORD*                   Director                              March 24, 1999
-----------------------------------------------------
                 William E. Bradford

                  LUKE R. CORBETT*                     Chief Executive Officer and           March 24, 1999
-----------------------------------------------------    Director (principal executive
                   Luke R. Corbett                       officer)

                  SYLVIA A. EARLE*                     Director                              March 24, 1999
-----------------------------------------------------
                   Sylvia A. Earle

              DAVID C. GENEVER-WATLING*                Director                              March 24, 1999
-----------------------------------------------------
              David C. Genever-Watling

                 MARTIN C. JISCHKE*                    Director                              March 24, 1999
-----------------------------------------------------
                  Martin C. Jischke

                  ROBERT L. KEISER*                    Chairman of the Board                 March 24, 1999
-----------------------------------------------------
                  Robert L. Keiser

                 /s/ JOHN C. LINEHAN                   Executive Vice President and Chief    March 24, 1999
-----------------------------------------------------    Financial Officer (principal
                   John C. Linehan                       financial officer)

                  TOM J. MCDANIEL*                     Vice Chairman and Director            March 24, 1999
-----------------------------------------------------
                   Tom J. McDaniel

                 WILLIAM C. MORRIS*                    Director                              March 24, 1999
-----------------------------------------------------
                  William C. Morris

                   JOHN J. MURPHY*                     Director                              March 24, 1999
-----------------------------------------------------
                   John J. Murphy

                  LEROY C. RICHIE*                     Director                              March 24, 1999
-----------------------------------------------------
                   Leroy C. Richie

                 RICHARD M. ROMPALA*                   Director                              March 24, 1999
-----------------------------------------------------
                 Richard M. Rompala

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 MATTHEW R. SIMMONS*                   Director                              March 24, 1999
-----------------------------------------------------
                 Matthew R. Simmons

                  FARAH M. WALTERS*                    Director                              March 24, 1999
-----------------------------------------------------
                  Farah M. Walters

                IAN L. WHITE-THOMSON*                  Director                              March 24, 1999
-----------------------------------------------------
                Ian L. White-Thomson

              *By: /s/ JOHN C. LINEHAN
  ------------------------------------------------
                   John C. Linehan
                  Attorney-in-Fact

------------------------------
* Original powers of attorney authorizing Luke R. Corbett, Tom J. McDaniel and John C. Linehan or any one of them, to sign this Form 10-K Annual Report on behalf of Sun Energy Partners, L.P., is being filed as an Exhibit to this Form 10-K.

                               INDEX TO EXHIBITS

   2         -- Agreement and Plan of Merger, dated as of March 9, 1999, between Sun Energy Partners, L.P. and Kerr-McGee Energy
                  Corporation
   3(a)      -- Second Amended and Restated Agreement of Limited
                  Partnership of Sun Energy Partners, L.P., dated
                  December 10, 1985 (incorporated by reference to Exhibit
                  3(a) of the Form SE filed March 20, 1986)
   3(a)(i)   -- Amendment No. 1, dated March 9, 1999, to the Second
                  Amended and Restated Agreement of Limited Partnership
                  of Sun Energy Partners, L.P.
   3(b)      -- Certificate of Limited Partnership of Sun Energy
                  Partners, L.P., dated October 1, 1985 (incorporated by
                  reference to Exhibit 3(b) of the Partnership's Form
                  10-K for the one month ended December 31, 1985)
   3(b)(i)   -- Certificate of Amendment, dated March 9, 1999, to the
                  Certificate of Limited Partnership of Sun Energy
                  Partners, L.P.
   4(a)      -- Deposit Agreement, made as of December 3, 1985 among Sun
                  Energy Partners, L.P., Manufacturers Hanover Trust
                  Company, Sun Company, Inc., Oryx Energy Company and All
                  Limited Partners in Sun Energy Partners, L.P.
                  (incorporated by reference to Exhibit 4(a) of the Form
                  SE filed March 20, 1986)
   4(b)      -- Instruments defining the rights of security holders,
                  including indentures: The Partnership will provide
                  copies of the instruments relating to long-term debt to
                  the SEC upon request
  12         -- Computation of Consolidated Ratios of Earnings to Fixed
                  Charges
  21         -- Affiliated Operating Partnerships/Subsidiary Corporations
                  of Sun Energy Partners. L.P. (incorporated by reference
                  to Exhibit 22 of the Form SE filed March 18, 1988)
  24         -- Power of Attorney executed by certain officers and
                  directors of Kerr-McGee Corporation, managing general
                  partner of Sun Energy Partners, L.P.
  27         -- Financial Data Schedule
  99(a)      -- Agreement of Limited Partnership of Sun Operating Limited
                  Partnership dated November 18, 1985, as amended
                  (incorporated by reference to Exhibit 28(a) of the Form
                  SE filed March 20, 1986)
  99(b)      -- Certificate of Limited Partnership of Sun Operating
                  Limited Partnership dated November 19, 1985
                  (incorporated by reference to Exhibit 28(b) of the
                  Partnership's Form 10-K for the one month ended
                  December 31, 1985)
  99(c)      -- Sun Operating Limited Partnership 9.75% Promissory Note
                  (incorporated by reference to Exhibit 28(c) of the
                  Partnership's Annual Report on Form 10-K for the fiscal
                  year ended December 31, 1991, as amended by Amendment
                  No. 1 on Form 8 dated July 17, 1992, Commission File
                  No. 1-9033)
  99(d)      -- Letter Agreement Dated November 21, 1990, Between Oryx
                  Energy Company and Atlantic Richfield Company
                  (incorporated by reference to Exhibit 28(a) of the
                  Partnership's Current Report on Form 8-K dated January
                  31, 1991, Commission File No. 1-9033)
  99(e)      -- Amendment Dated November 28, 1990 to Letter Agreement
                  Dated November 21, 1990, Between Oryx Energy Company
                  and Atlantic Richfield Company (incorporated by
                  reference to Exhibit 28(b) of the Partnership's Current
                  Report on Form 8-K dated January 31, 1991, Commission
                  File No. 1-9033)