Form 10-Q
period 1999-03-31
SUN ENERGY PARTNERS LP
filed 1999-05-07
CIK 778201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to


                         Commission file number 1-9033


                           SUN ENERGY PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                        75-2070723
           -----------------------------------------------------------
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification Number)

                123 ROBERT S. KERR AVE., OKLAHOMA CITY, OK 73102
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (405) 270-1313
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                             --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]  No[ ]

                             --------------------

         The total number of Partnership Units outstanding as of April 30, 1999 was 421,170,459.

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

                           SUN ENERGY PARTNERS, L.P.

                           -------------------------

                                     INDEX



                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

  Item 1.            Financial Statements

                     Condensed Consolidated Statements of
                     Income for the Three Months Ended March
                     31, 1999 and 1998 .......................                 4

                     Condensed Consolidated Balance Sheets at
                     March 31, 1999 and December 31, 1998 ....                 5

                     Condensed Consolidated Statements of
                     Cash Flows for the Three Months Ended
                     March 31, 1999 and 1998 .................                 6

                     Notes to Condensed Consolidated
                     Financial Statements.....................                 7

                     Report of Independent Accountants .......                 9

  Item 2.            Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations ..............................                10


PART II. OTHER INFORMATION

  Item 1.            Legal Proceedings........................                14

  Item 6.            Exhibits and Reports on Form 8-K ........                14

SIGNATURE  .............................................                      15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------
                                     For the Three Months
(Millions of Dollars, Except            Ended March 31
Per Unit Amounts)                     1999           1998
                                    ---------     ---------
                                           (Unaudited)
REVENUES
  Oil and gas                       $     109     $     138
  Other                                    (3)            8
                                    ---------     ---------
                                          106           146
                                    ---------     ---------

COSTS AND EXPENSES
  Operating costs                          26            37
  Production taxes                          4             8
  Exploration costs                         9            41
  Depreciation, depletion and
    amortization                           46            49
  General and administrative
    expense                                 6            11
  Interest and debt expense                 4             4
  Interest capitalized                     --            (4)
                                    ---------     ---------
                                           95           146
                                    ---------     ---------

Net Income                          $      11     $      --
                                    =========     =========

Net Income Per Unit                 $     .03     $      --
                                    =========     =========

Cash Distributions Paid Per Unit    $      --     $     .02
                                    =========     =========

Weighted Average Number of Units
  Outstanding (in thousands)          421,171       421,171
                                    =========     =========


                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                         March 31  December 31
(Millions of Dollars)                                      1999      1998
                                                          ------    ------
                                                        (Unaudited)
ASSETS

Current Assets
  Cash and short-term investments                         $    5    $    6
  Accounts receivable and
    other current assets                                      97        65
                                                          ------    ------
Total Current Assets                                         102        71

Properties, Plants and Equipment
  (Note 2)                                                 1,243     1,221
Investment in Affiliate                                       79        79
Other                                                          4         3
                                                          ------    ------


Total Assets                                              $1,428    $1,374
                                                          ======    ======

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Advances from affiliate                                 $  149    $   88
  Accounts payable                                            51        58
  Accrued liabilities                                         51        50
  Current portion of long-term debt
    due affiliate                                             14        14
  Current portion of long-term debt                            1         1
                                                          ------    ------
Total Current Liabilities                                    266       211

Long-Term Debt due Affiliate                                  20        24
Deferred Credits and Other
  Liabilities                                                 30        37

Partners' Capital (Note 3)
  Limited partnership interests                              341       338
  General partnership interests                              771       764
                                                          ------    ------
Partners' Capital                                          1,112     1,102
                                                          ------    ------

Total Liabilities and Partners'
  Capital                                                 $1,428    $1,374
                                                          ======    ======


------------------

The successful efforts method of accounting is followed.


                            (See Accompanying Notes)

SUN ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                           For the Three Months
                                              Ended March 31
(Millions of Dollars)                        1999      1998
                                             ----     -----
CASH AND CASH EQUIVALENTS FROM OPERATING      (Unaudited)
  ACTIVITIES
  Net income                                 $ 11     $  --
  Adjustments to reconcile net income to
          net cash from operating
          activities:
        Depreciation, depletion and
          amortization                         46        49
        Dry hole costs and leasehold
          impairment                            1        26
        Loss (gain) on divestments              3        (5)
        Changes in working capital:
          Advances from affiliate              61        23
          Accounts receivable and
            other current assets              (34)       38
          Accounts payable and accrued
            liabilities                        (6)       47
                                             ----     -----


Net Cash Flow Provided From Operating
  Activities                                   82       178
                                             ----     -----

CASH AND CASH EQUIVALENTS FROM INVESTING
  ACTIVITIES
  Capital expenditures                        (67)     (155)
  Other                                       (12)      (12)
                                             ----     -----

Net Cash Flow Used In Investing
  Activities                                  (79)     (167)
                                             ----     -----

CASH AND CASH EQUIVALENTS FROM FINANCING
  ACTIVITIES
  Repayments of long-term debt                 (4)       (3)
  Cash distributions paid to unit holders      --        (9)
                                             ----     -----
Net Cash Flow Used In Financing
  Activities                                   (4)      (12)
                                             ----     -----

CHANGES IN CASH AND CASH EQUIVALENTS           (1)       (1)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                     6         2
                                             ----     -----
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                  $  5     $   1
                                             ====     =====

                            (See Accompanying Notes)

                           SUN ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying condensed consolidated financial statements and related notes of Sun Energy Partners, L.P. and its subsidiaries (hereinafter, unless the context otherwise requires, being referred to as the Partnership) are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal recurring nature. The results of operations of the Partnership for the three months ended March 31, 1999 are not necessarily indicative of the results for the full year 1999.

         The Partnership has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income. Comprehensive income and net income are identical for the periods ended March 31, 1999 and 1998.


2.       Properties, Plants and Equipment

                                                  March 31 December 31
                                                    1999      1998
                                                   ------    ------
                                                 (Millions of Dollars)
Gross property                                     $3,865    $3,853
Less accumulated depreciation,
  depletion and amortization                        2,622     2,632
                                                   ------    ------

Net property                                       $1,243    $1,221
                                                   ======    ======

                           SUN ENERGY PARTNERS, L.P.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.     Partners' Capital

       At March 31, 1999, the ownership of the Partnership was comprised of a 69 percent general partnership interest and a 31 percent limited partnership interest. Prior to February 26, 1999, Oryx Energy Company
       (Oryx) controlled the Partnership and was its managing general partner. On that date, Kerr-McGee Corporation (Kerr-McGee) became managing general partner following its merger with Oryx, and Kerr-McGee now holds a 98.2 percent interest in the Partnership. A 1.8 percent limited partnership interest in the form of depositary units is held by the public. As of March 31, 1999, there were a total of 421.2 million units outstanding.

4.     Planned Merger

       On March 9, 1999, Kerr-McGee, as managing general partner, announced that its Board of Directors had approved a plan to merge Sun Energy Partners with Kerr-McGee Energy Corporation (an indirect wholly-owned subsidiary of Kerr-McGee). As part of the transaction, each of the publicly held limited partnership units will be converted solely into the right to receive $4.52 in cash, and as a result, Kerr-McGee will own 100% of Sun Energy Partners. The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed by the third quarter, 1999. Early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted effective on April 7, 1999. Amendment No. 1 to the preliminary Information Statement on Schedule 14C was filed with the Securities Exchange Commission on May 3, 1999, pursuant to the Securities Exchange Act of 1934.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sun Energy Partners, L.P. and the Board of Directors of Kerr-McGee Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Sun Energy Partners, L.P. and its Subsidiaries as of March 31, 1999 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of Kerr-McGee Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, except for Note 14 as to which the date is March 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                              /s/PricewaterhouseCoopers LLP


Dallas, Texas
May 7, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Partnership's cash and cash equivalents decreased by $1 million over the three months ended March 31, 1999. Cash flows for the first quarter of 1999 included $82 million provided from operating activities, $79 million used for investing activities and $4 million used for financing activities. The $82 million net cash flow provided from operating activities was comprised of $61 million net cash flow provided from operating activities before changes in current assets and liabilities and $21 million of net cash flow provided from changes in current assets and liabilities. The $61 million net cash flow provided from operating activities before changes in current assets and liabilities was negatively impacted by decreased crude oil and natural gas prices and decreased natural gas volumes. The $21 million net cash flow provided from changes in current assets and liabilities consisted of a $61 million increase in advances from affiliate, a $34 million increase in accounts receivable and other current assets and a $6 million decrease in accounts payable and accrued liabilities.

The $79 million net cash flow used for investing activities consisted primarily of $67 million used for capital expenditures. The $4 million net cash flow used for financing activities resulted from the scheduled payment of $4 million of long-term debt.

As a result of a combination of low operating cash flow and high capital expenditures, no cash distribution will be paid for the 1999 first quarter. Distributions will fluctuate due to oil and gas prices, production volumes, operating costs, capital expenditures, exploration expenses and divestment proceeds.


RESULTS OF OPERATIONS

Net income for the first quarter of 1999 was $11 million compared to break-even in the first quarter of 1998. Revenues for the 1999 first quarter were $106 million versus $146 million for the first quarter of 1998. In comparing the first quarter of 1999 with the first quarter of 1998, crude oil prices decreased by $3.65 per barrel and natural gas prices decreased $.27 per million cubic feet. Crude oil production per barrel per day was the same for both periods and natural gas volumes decreased 25 million cubic feet per day. The reduction in gas volumes resulted primarily from December 1998 divestitures and production declines.

Average net production of crude oil and condensate was 48 thousand barrels daily during the first quarters of 1999 and 1998. The average crude oil and condensate price in the first quarter of 1999 decreased to $11.40 per barrel, as compared with $15.05 per barrel in the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Average net production of natural gas for the first quarter of 1999 was 353 million cubic feet daily compared with average net production of 378 million cubic feet daily for the same period in 1998. The average natural gas price for the first quarter of 1999 was $1.89 per thousand cubic feet, as compared with $2.16 per thousand cubic feet in the same period last year.

Prior to February 26, 1999, Oryx Energy Company (Oryx) controlled Sun Energy Partners and was its managing general partner. On that date, Kerr-McGee Corporation (Kerr-McGee) became managing general partner following its merger with Oryx, and Kerr-McGee now controls Sun Energy Partners. The Company refers to Oryx prior to February 26, 1999 and to Kerr-McGee since February 26, 1999.

On March 9, 1999, Kerr-McGee, as managing general partner, announced that its Board of Directors had approved a plan to merge Sun Energy Partners with Kerr-McGee Energy Corporation (an indirect wholly-owned subsidiary of Kerr-McGee). (See Note 4 to the Condensed Consolidated Financial Statements.)


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

To date, activities associated with business systems have included:

         o        inventory and assessment

         o        remediation and testing of legacy systems and hardware

         o        communication with critical business partners

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 READINESS (CONTINUED)

Ongoing activities include:

         o conversion of data from Oryx's financial, human resources, production, technical and other systems into Year 2000 compliant systems utilized by the Partnership

         o remediating and testing certain Oryx legacy systems that will be retained and utilized by the Partnership

         o replacement of hardware and operating systems with Kerr-McGee Year 2000 compliant systems

         o Year 2000 integration testing of converted and remediated systems to ensure proper functionality beyond 2000

These activities are scheduled to be complete near the end of third quarter, 1999. Costs expended to date by the Partnership are approximately $2.0 million. Total forecasted costs are approximately $3.6 million, but are being re-evaluated by the Company as a result of the merger. Management believes that the costs are not material to the Partnership's results of operations, financial position or cash flow.

To date, major activities associated with facilities integrity have included:

         o        inventory and assessment

         o        remediation

         o        testing and verification

Inventory and assessment activities are essentially complete with remediation and testing and verification scheduled for completion in third quarter, 1999. Additional activities will be incorporated and include communication with third party vendors, suppliers and partners, and development of contingency plans. These activities are expected to be complete in late third quarter or early fourth quarter, 1999. Overall, facilities integrity activities are approximately 70 percent complete.

Costs expended to date have been minor for facilities associated with the Partnership. Forecasted costs to complete these activities are approximately $200,000, but are being re-evaluated by the Company as a result of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 READINESS (CONTINUED)

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

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

Two purported class action lawsuits entitled Kaplan v. Sun Energy Partners, L.P. and Greenfield v. Sun Energy Partners, L.P. have been filed in Delaware Chancery Court by several unit holders. The complaints in these actions variously name as defendants Sun Energy Partners, Kerr-McGee Corporation, former directors of Oryx Energy Company and Kerr-McGee Corporation directors. Among other things, the plaintiffs allege that the defendants have breached fiduciary and common law duties by failing to offer a fair price to unit holders in the merger, failing to negotiate the purchase price at arms-length, failing to obtain an independent valuation of the units and of Sun Energy Partners, and otherwise seeking to enrich themselves to the detriment of the unit holders. The plaintiffs further allege that the merger is timed to take advantage of the depressed market price of the units and that the purchase price is grossly inadequate relative to the market price of the units prior to the announcement of the merger and the premium paid in Kerr-McGee Corporation's merger with Oryx. These lawsuits seek unspecified damages and costs and to enjoin or rescind the merger, among other things. Sun Energy Partners and Kerr-McGee Corporation believe that these lawsuits are wholly without merit.


Item 6.  Exhibits and Reports on Form 8-K

           (a)       Exhibits:

                     27        Financial Data Schedule


           (b)       Reports on Form 8-K:

                     The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1999.



                               ******************


We are pleased to furnish this report to unit holders who request it by writing to:

                  Sun Energy Partners, L.P. Unit holder Relations
                  c/o Kerr-McGee Corporation
                  Managing General Partner
                  123 Robert S. Kerr Avenue
                  Oklahoma City, Oklahoma  73102

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         SUN ENERGY PARTNERS, L.P.





BY:        KERR-MCGEE CORPORATION
         --------------------------
         (Managing General Partner)



BY:      /s/Deborah A. Kitchens
         --------------------------
         Deborah A. Kitchens
         (Vice President and Controller
           and Chief Accounting Officer)


DATE:    May 7, 1999

                                INDEX TO EXHBITS

Exhibit Number                     Description
--------------                     -----------
      27                           Financial Data Schedule